Form 10-Q
period 1995-03-31
HARBOR BANCORP /
filed 1995-05-15
CIK 708193

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For quarter ended     March 31, 1995
                                         -------------------------

            [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transitions period from        to
                                            --------  --------------
                     Commission file number         2-79912
                                           -------------------------

                                 HARBOR BANCORP
- - --------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)
            California                                 95-3764395
- - -------------------------------------    ---------------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

                                 11 Golden Shore
                              Long Beach, CA  90802
- - --------------------------------------------------------------------------------
                     (Address of principal executive offices)

                                 (310) 491-1111
- - --------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 Not applicable
- - --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    x      No
   ----------   ----------
Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
Yes        No         Other   N/A
    ------    ------        --------
State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common stock, no par value - 1,348,021 shares as of May 10, 1995

- - -------------------------------------------------------------------------------


                         HARBOR BANCORP AND SUBSIDIARIES

                                      INDEX




PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements (Unaudited)

     Condensed consolidated balance sheets - March 31,
     1995 and December 31, 1994

     Condensed consolidated statements of income - three months ended March 31, 1995 and 1994

     Condensed consolidated statements of cash flows - three months ended March 31, 1995 and 1994

     Notes to condensed consolidated financial statements -
     March 31, 1995

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.   OTHER INFORMATION

ITEM 1.     Legal Proceedings

ITEM 2.     Changes in Securities

ITEM 3.     Defaults Upon Service Securities

ITEM 4.     Submission of Matter to a Vote of Security Holders

ITEM 5.     Other Information

ITEM 6.     Exhibits and Reports on Form 8-K


PART III.  SIGNATURES

ITEM I:  FINANCIAL INFORMATION

                         HARBOR BANCORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     March 31,    December 31,
                                                   ------------- -------------
                                                       1995          1994
                                                    (Unaudited)
                                                         (000's omitted)
                                                   ---------------------------
     ASSETS
     ------
Cash and due from banks                             $ 16,025       $ 16,377

Federal funds sold and securities
  purchased under resale agreements                   18,500          5,000
                                                     -------        -------
   Cash and cash equivalents                          34,525         21,377

Time certificates of deposit                             495            495

Investment securities (market value
  of $9,391,639 in 1995 and $9,298,038
  in 1994)                                             9,561          9,673

Available for sale securities                         19,568         25,146

Loans                                                111,679        114,850
  Less allowance for possible
    loan losses                                        3,053          3,224
                                                     -------        -------
          Net loans                                  108,626        111,626

Bank premises and equipment:
  Land                                                   159            159
  Buildings and improvements                           4,011          4,008
  Furniture, fixtures and equipment                    3,028          3,014
                                                     -------        -------
                                                       7,198          7,181
  Less accumulated depreciation
    and amortization                                   5,470          5,385
                                                     -------        -------
                                                       1,728          1,796

Other real estate                                      1,367          2,814

Accrued interest receivable                              932            972

Other assets                                           2,358          2,566
                                                     -------        -------
          Total assets                              $179,160       $176,465
                                                     =======        =======

                                   (Continued)

                         HARBOR BANCORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Continued)

                                                     March 31,    December 31,

                                                       1995         1994
                                                    (Unaudited)
                                                         (000's omitted)
                                                   ---------------------------

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Deposits:
  Interest bearing                                  $ 88,789       $ 89,963
  Noninterest bearing                                 75,922         72,149
                                                     -------        -------
        Total deposits                               164,711        162,112

Accrued expenses and other liabilities                   875          1,218
                                                     -------        -------
           Total liabilities                         165,586        163,330

Commitments and contingencies                              0              0

Stockholders' equity:
  Common stock, no par value; 5,000,000
    shares authorized; issued and out-
    standing, 1,348,021 shares in 1995
    and 1,348,021 shares in 1994                      13,258         13,258
  Retained earnings                                      442            143
  Net unrealized securities losses                      (126)          (266)
                                                     -------        -------
          Total stockholders' equity                  13,574         13,135
                                                     -------        -------
          Total liabilities and
            stockholders' equity                    $179,160       $176,465
                                                     =======        =======

    See notes to unaudited consolidated financial statements.

                         HARBOR BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                 Three Months Ended
                                                      March 31,
                                          (000's omitted, except per share data)

                                                      1995      1994
                                                      ----      ----
Interest income:
  Interest and fees on loans                         $ 2,724   $ 2,669
  Interest on U.S. government
    and agency obligations                               478       299
  Interest on obligations of
    states and political
    subdivisions                                           5         6
  Interest on other investments                           11        22
  Interest on federal funds sold
    and securities purchased under
    agreements to resale                                  72       107
                                                       ------   ------
          Total interest income                        3,290     3,103

Interest expense:
  Interest on deposits                                   610       454
  Interest on borrowed funds                              36        19
                                                      ------    ------
          Total interest expense                         646       473
                                                      ------    ------

Net interest income                                    2,644     2,630

Provision for possible loan
  losses                                                  25         0
                                                      ------    ------
Net interest income after
  provision for possible loan
  losses                                               2,619     2,630

Other operating income:
  Service charges on deposit
    accounts                                             216       230
  Loan servicing fees and other
    fees and charges                                      39        85
  Gain (loss) on sale of securities                        1         0
                                                      ------    ------
          Total other operating
            income                                       256       315


                                   (Continued)

                         HARBOR BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                   (Continued)


                                                 Three Months Ended
                                                      March 31,
                                          (000's omitted, except per share data)

                                                       1995      1994
                                                       ----      ----

Noninterest expense:
  Salaries, wages and employee
    benefits                                             858       846
  Occupancy expenses                                     522       512
  Equipment expenses                                      81        83
  Data processing expenses                               150       171
  Other operating expenses                               787       911
                                                      ------    ------
          Total noninterest
            expense                                    2,398     2,523
                                                      ------    ------
Income before taxes based on
  income                                                 477       422

Provision for taxes based
  on income                                              179       189
                                                      ------    ------
Net income                                           $   298   $   233
                                                      ======    ======

Earnings per share                                   $  0.23   $  0.18
                                                      ======    ======


            See notes to unaudited consolidated financial statements.

                         HARBOR BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                 Three Months Ended March 31,
                                                      (000's omitted)

                                                       1995      1994
                                                       ----      ----
Operating activities:
  Net income                                         $   298   $   233
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Provision for depreciation and
      amortization                                       130       134
    Provision for possible loan
      losses                                              25         0
    (Increase) in interest
      receivable                                          39       (40)
    Increase (decrease) in interest
      payable                                            (38)      (17)
    Other                                               (357)     (645)
                                                      -------    ------
      Net cash provided by operating
        activities                                        97      (335)

Investing activities:
  Proceeds from maturities, sales
    and calls of investment
    securities                                         6,045    25,991
  Purchases of investment securities                       0   (14,824)
  Net (increase) in short-
    term securities                                        0         0
  Net (increase) in loans                              2,975      (471)
  Capital expenditures                                   (16)      (42)
  Other real estate                                    1,447       272

                                                      -------    ------
      Net cash used in
        investing activities                          10,451    10,926


                                   (Continued)

                         HARBOR BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)

                                                 Three Months Ended March 31,
                                                      (000's omitted)

                                                       1995      1994
                                                       ----      ----
Financing activities:
  Net increase in commercial
    and other demand deposits, savings
    and money market deposits and
    certificates of deposit                            2,600     2,685
                                                      ------    ------
      Net cash provided by
        financing activities                           2,600     2,685

    Increase in cash
        and cash equivalents                          13,148    13,276

Cash and cash equivalents at
  beginning of period                                 21,377    21,871
                                                      ------    ------
Cash and cash equivalents at
  end of period                                      $34,525   $35,147
                                                      ======    ======


            See notes to unaudited consolidated financial statements.

                         HARBOR BANCORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 March 31, 1995


1.  Summary of Significant Accounting Policies:


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

Certain reclassifications have been made in the 1994 financial statements to conform to the presentations used in 1995.

The balance sheet on December 31, 1994 has been derived from the audited financial statements at that date. The accompanying notes are an integral part of these financial statements.


PRINCIPLES OF CONSOLIDATION

Harbor Bancorp ("HB") was formed on July 23, 1982. The unaudited condensed consolidated financial statements include all the accounts of HB and its wholly-owned subsidiaries, Harbor Bank and Harbor Bank Properties. All intercompany accounts and transactions have been eliminated.


INVESTMENT SECURITIES

Investment securities - securities which the Company has the ability and intent to hold until maturity - are stated at cost adjusted for amortization of premiums and accretion of discounts. Securities available for sale are carried at market value with unrealized gains or losses recorded as a separate component of stockholders' equity. The adjusted cost of the specific security sold is used to compute gain or loss on the sale of investment securities.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance for possible loan losses represents management's recognition of the quality of the loan portfolio. The allowance is maintained at a level considered to be adequate for potential loan losses based on management's assessment of various factors affecting the loan portfolio, which includes a review of problem loans, business conditions and the overall quality of the loan portfolio.

The allowance is increased by the provision for possible loan losses charged to operations and reduced by loans charged off to the allowance, net of recoveries.


OTHER REAL ESTATE

Other real estate is stated at the lower of cost or market.


BANK PREMISES AND EQUIPMENT

Bank premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets which range from 10 to 30 years for buildings and improvements and 3 to 10 years for furniture, fixtures and equipment.

EARNINGS PER SHARE

Earnings per share was computed by dividing net income by the weighted average number of common stock and common stock equivalents (stock options) outstanding during each period. The number of shares used in the per share calculations for the periods ended March 31, 1995 and 1994 were 1,348,021 and 1,348,021 respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


During the first three months of 1995, Harbor Bancorp ("Company") experienced satisfactory earnings and growth performance as planned based upon the Company's expectation of the economic recovery period in Southern California. The purpose of the following discussion is to focus on the above mentioned performance standards and other information about the Company's financial condition and results of operations which is not otherwise apparent from the consolidated financial statements included in this quarterly report. Reference should be made to those statements and the condensed financial data presented herein for an understanding of the following discussion and analysis.


FINANCIAL CONDITION

During the first three months of 1995, the Company experienced an net increase in liquid assets. Cash and cash equivalents increased $13,148,000 from $21,377,000 at December 31, 1994 to $34,525,000 at March 31, 1995.
Available for sale securities declined $5,578,000, or 22.18%, from $25,146,000 at December 31, 1994 to $19,568,000 at March 31, 1995. This net
increase in liquid assets is primarily a result of not reinvesting available for sale securities at maturity, but in maintaining liquidity in the form of short term and overnight investments in anticipation of growth in loan volume in the remainder of 1995 . During the first quarter of 1995, loan volume declined slightly with loans at $111,679,000 at March 31, 1995 compared to loans at $114,850,000 at December 31, 1994. The decline in loan totals is primarily a result of loan payoffs. Total assets of the Company increased modestly from December 31, 1994 to March 31, 1995 with assets at $176,465,000 and $179,160,000, respectively.

Effective January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). Under SFAS 114, impaired loans subject to the Statement are required to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, contractual interest and principal, according to the contractual terms of the loan agreement. As of March 31, 1995, the Bank had $6,632,123 in impaired loans. The Bank allocated $884,881 in allowance for loan and lease losses to impaired loans at March 31, 1995.

Substantially all of the Company's deposits are local, core deposits. The Company does not have any out-of-area brokered deposits included in the deposit base. Total deposits increased $2,599,000, or 1.6%, for the first quarter of 1995. The primary component of this increase is noninterest bearing deposits which increased $3,773,000, or 5.23%, from $72,149,000 at December 31, 1994 to
$75,922,000 at March 31, 1995.

On December 31, 1993, the Bank underwent examinations conducted concurrently by the Federal Deposit Insurance Corporation and the State Banking Department. As a result of this exam, the Bank signed a Memorandum of Understanding with the Federal Deposit Insurance Company dated August 3, 1994. The Bank agreed to take certain actions under the Memorandum including the following: maintaining capital requirements; reducing classified assets in accordance with the reduction schedule; revise, adopt and implement policy and procedures; and review and maintain an adequate allowance for loan losses.

The Bank believes it is currently in compliance with the FDIC  Memorandum.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest sensitive earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers who may need assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to avoid fluctuating interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

Historically, the overall liquidity of the Company has been enhanced by a significant aggregate amount of core deposits. As described in the analysis of financial condition, the Bank has not relied on large-denomination time deposits.

To meet short-term liquidity needs, the Bank has maintained adequate balances in federal funds sold, certificates of deposits with other financial institutions and investment securities having maturities of five years or less.

Liquid assets (cash, federal funds sold and securities purchased under agreements to resale, deposits in other financial institutions and investment securities) as a percent of total deposits are 39% and 35% as of March 31, 1995 and December 31, 1994, respectively.

The Bank's goal is to maintain federal funds sold at $5 to $7 million dollars on an average with minimum daily investments monitored closely. Deposits with other institutions and securities purchased under agreements to resale will be maintained as alternative short-term investment products. Management's intention is to maintain an investment portfolio which contributes an adequate rate of return with minimal market or credit risk.

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Harbor Bank intends to maintain interest-earning assets, comprised primarily of both loans and investments, and interest-bearing liabilities, comprised primarily of deposits, maturing or repricing evenly in order to eliminate any impact from interest rate changes.
In this way, both assets and liabilities can be substantially repriced simultaneously with interest rate changes.

RESULTS OF OPERATIONS

     The Company reported net income of $298,000, or $0.23 per share, for the three months ended March 31, 1995, compared to net income of $233,000, or $0.18 per share, for the same period in 1994.

Net interest income is an effective measurement of how well Management has balanced the Company's interest rate sensitive assets and liabilities as well as optimizing the allocation of resources.

Net interest income of $2,644,000 for the three months ended March 31, 1995, remained relatively stable compared to $2,630,000 for the for the same period of 1994. Although interest earning assets declined $10,917,000, or 6.4%, from $170,720,000 at March 31, 1994 to $159,803,000 at March 31, 1995, net interest income remained relatively stable due to rising interest rates.

The provision for possible loan losses increased $25,000 for the three months ended March 31, 1995 compared to the same period in 1994. The increase in the provision for possible loan losses is primarily a result of the Company's commitment to maintain an allowance for loan and lease losses at a level sufficient based upon the quality of the loan portfolio.

During the first three months of 1995, the Company maintained expenses consistent with the same quarter of 1994. The Company began to focus on noninterest expense control in 1989 and, today, continues to emphasize and enforce strict cost control procedures. As a result of this continued effort, total noninterest expense decreased $125,000 during the three months ended March 31, 1995 compared to the same period in 1994 with most of the decrease in the area of professional fees and data processing expense.

RISK ELEMENTS

The policy of Harbor Bank is that all loans that are past due for ninety (90) days must be placed on a non-accrual status. In addition, loans in which it is probable that full collection of principal will not occur are placed on non-accrual status. At March 31, 1995, loans on non-accrual status were $5,379,000, or 4.8%, compared to $5,739,511, or 5.0%, of total loans on non-accrual status at December 31, 1994. Accruing loans which are contractually past due ninety
(90) days or more were $6,000 at March 31, 1995 compared to $97,000 at December 31, 1994.

At March 31, 1995, the management was not aware of information regarding performing loans which would cause them to have serious doubts as to the ability of the borrowers to comply with loan repayment terms, nor are they aware of any trends which might have a material impact on future operating results.

                         HARBOR BANCORP AND SUBSIDIARIES


PART II.      OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS


               Due to the nature of their business, the Company, the Bank, and their subsidiaries are subject to legal action threatened or filed which arise from the normal course of their business. Management believes that the eventual outcome of all currently pending legal proceedings against the Bank will not be material to the Company's or the Bank's financial position or results of operations.

ITEM 2.       CHANGES IN SECURITIES

               None

ITEM 3.       DEFAULTS UPON SERVICE SECURITIES

               None

ITEM 4.       SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

               None

ITEM 5.       OTHER INFORMATION

               None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

               None