Form 10QSB
period 1995-06-30
HARBOR BANCORP /
filed 1995-08-14
CIK 708193

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-QSB

         [X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                      For quarter ended          June 30, 1995
                       --------------------------------------

         [ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the transitions period from_________to______________

                      COMMISSION FILE NUMBER   2-79912

                                HARBOR BANCORP

----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

              California                  95-3764395
----------------------------------     -------------------------
  (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)           Identification No.)


                              11 Golden Shore
                           Long Beach, CA  90802
----------------------------------------------------------------
                 (Address of principal executive offices)

                               (310) 491-1111
----------------------------------------------------------------
                       (Issuer's telephone number)

                               Not applicable
----------------------------------------------------------------
        (Former name, former address and former fiscal year,
                      if changed since last report.)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ x ]       No
   ----------       ----------

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
Yes              No                Other   N/A
    ---------       -----------          --------

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common stock, no par value - 1,348,021 shares as of August 5, 1995

----------------------------------------------------------------------

                  HARBOR BANCORP AND SUBSIDIARIES

                              INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements (Unaudited)

     Condensed consolidated balance sheets - June 30,
     1995 and December 31, 1994

     Condensed consolidated statements of income - three months ended June 30, 1995 and 1994; and six months ended June 30, 1995 and 1994

     Condensed consolidated statements of cash flows - six months ended June 30, 1995 and 1994

     Notes to condensed consolidated financial statements -
     June 30, 1995

ITEM 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


PART II.   OTHER INFORMATION

ITEM 1.     Legal Proceedings

ITEM 2.     Changes in Securities

ITEM 3.     Defaults Upon Service Securities

ITEM 4.     Submission of Matter to a Vote of Security Holders

ITEM 5.     Other Information

ITEM 6.     Exhibits and Reports on Form 8-K


PART III.  SIGNATURES

ITEM I:  FINANCIAL INFORMATION

                 HARBOR BANCORP AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS

                                         JUNE 30,     DECEMBER 31,

                                            1995        1994
                                             (000's omitted)
                                       ---------------------------
     ASSETS

Cash and due from banks                 $ 18,702      $ 16,377

Federal funds sold and securities
  purchased under resale agreements       21,650         5,000
                                         -------       -------
   Cash and cash equivalents              40,352        21,377

Time certificates of deposit                 495           495

Investment securities (market value
  of $11,456,181 in 1995 and $9,147,270
  in 1994)                                11,454         9,673

Available for sale securities             16,768        25,146

Loans                                    119,242       114,850
  Less allowance for
    loan losses                            3,004         3,224
                                         -------       -------
          Net loans                      116,238       111,626

Bank premises and equipment:
  Land                                       159           159
  Buildings and improvements               4,013         4,008
  Furniture, fixtures and equipment        3,044         3,014
                                         -------       -------
                                           7,216         7,181
  Less accumulated depreciation
    and amortization                       5,552         5,385
                                         -------       -------
                                          1,664         1,796

Other real estate  owned                  1,338         2,814

Accrued interest receivable               1,045           972

Other assets                              2,283         2,566
                                        -------       -------
          Total assets                 $191,637      $176,465
                                        -------       -------
                                        -------       -------


                HARBOR BANCORP AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS

                           (Continued)


                                         JUNE 30,     DECEMBER 31,

                                           1995         1994
                                            (000's omitted)
                                      ----------------------------
     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Interest bearing                      $ 91,598       $ 89,963
  Noninterest bearing                     84,986         72,149
                                         -------        -------
        Total deposits                   176,584        162,112

Accrued expenses and other liabilities     1,101          1,218
                                         -------        -------
           Total liabilities             177,685        163,330

Commitments and contingencies                 --             --

Stockholders' equity:
  Common stock, no par value; 5,000,000
    shares authorized; issued and out-
    standing, 1,348,021 shares in 1995
    and 1,348,021 shares in 1994          13,258         13,258
  Retained earnings                          784            143
  Net unrealized security losses             (90)          (266)
                                         -------        -------
          Total stockholders'equity       13,952         13,135
                                         -------        -------
          Total liabilities and
            stockholders' equity        $191,637       $176,465
                                         -------        -------
                                         -------        -------

    See notes to unaudited consolidated financial statements.

                 HARBOR BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME




                                 SIX MONTHS ENDED    THREE MONTHS ENDED
                                    JUNE 30,              JUNE 30,
                                 (000's omitted, except per share data)

                                    1995     1994       1995     1994
                                    ----     ----       ----     ----
Interest income:
  Interest and fees on loans      $ 5,490  $ 5,206    $ 2,766  $ 2,537
  Interest on U.S. government
    and agency obligations            925      544        447      245
  Interest on obligations of
    states and political
    subdivisions                       10       11          5        5
  Interest on other investments        46       44         35       22
  Interest on federal funds sold
    and securities purchased under
    agreements to resale              195      162        123       55
                                   ------   ------     ------   ------
          Total interest income     6,666    5,967      3,376    2,864

Interest expense:
  Interest on deposits              1,232      900        622      446
  Interest on borrowed funds           41       44          5       25
                                   ------   ------     ------   ------
          Total interest expense    1,273      944        627      471

Net interest income                 5,393    5,023      2,749    2,393

Provision for loan
  losses                               50        0         25        0

Net interest income after
  provision for loan
  losses                            5,343    5,023      2,724    2,393

Other operating income:
  Service charges on deposit
    accounts                          432      464        216      234
  Loan servicing fees and other
    fees and charges                   81      129         42       44
  Gain on sale of securities           54      (1)         53       (1)
                                   ------   ------     ------   ------
          Total other operating
            income                    567      592        311      277



                                 (Continued)

                 HARBOR BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                           (Continued)


                                 SIX MONTHS ENDED    THREE MONTHS ENDED
                                     JUNE 30,              JUNE 30,
                                 (000's omitted, except per share data)

                                    1995    1994        1995     1994
                                    ----    ----        ----     ----
Noninterest expense:
  Salaries, wages and employee
    benefits                       1,728    1,652       870       806
  Occupancy expenses               1,057      960       535       448
  Equipment expenses                 154      167        73        84
  Data processing expenses           305      300       155       129
  Other operating expenses         1,591    1,772       804       861
                                  ------   ------    ------    ------
          Total noninterest
            expense                4,835    4,851     2,437     2,328
                                  ------   ------    ------    ------
Income before taxes based on
  income                           1,075      764       598       342

Provision for taxes based
  on income                          434      331       255       142
                                  ------   ------    ------    ------
Net income                       $   641  $   433   $   343   $   200
                                  ------   ------    ------    ------
                                  ------   ------    ------    ------

Earnings per share               $  0.48  $  0.32   $  0.25   $  0.15
                                  ------   ------    ------    ------
                                  ------   ------    ------    ------


    See notes to unaudited consolidated financial statements.

                 HARBOR BANCORP AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                      SIX MONTHS ENDED JUNE 30,
                                          (000'S OMITTED)

                                        1995         1994
                                        ----         ----
Operating activities:
  Net income                          $   641      $   433
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Provision for depreciation and
      amortization                        252          274
    Provision for loan
      losses                               50            0
    (Increase) decrease in
      interest receivable                 (73)         104
    (Decrease) in interest
      payable                              (7)          (5)
    Other                                (250)        (622)
                                       ------       ------
      Net cash provided by operating
        activities                        613          184

Investing activities:
  Proceeds from maturities, sales
    and calls of investment
    securities                         14,101       41,262
  Purchases of investment securities   (6,991)     (14,824)
  Net increase in short-
    term securities                         0           99
  Net (increase) decrease in loans     (4,662)       2,885
  Capital expenditures                    (34)        (181)
  Other real estate                     1,476         (521)
                                       ------       ------
      Net cash used in
        investing activities            3,890       28,720


                                 (Continued)

                 HARBOR BANCORP AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Continued)


                                    SIX MONTHS ENDED JUNE 30,
                                        (000's omitted)

                                        1995         1994
                                        ----         ----
Financing activities:
  Net increase in commercial
    and other demand deposits, savings
    and money market deposits and
    certificates of deposit            14,472      (17,352)
                                       ------       ------
      Net cash provided by
        financing activities           14,472      (17,352)

    Increase in cash
        and cash equivalents           18,975       11,552

Cash and cash equivalents at
  beginning of period                  21,377       21,872
                                       ------       ------
Cash and cash equivalents at
  end of period                       $40,352      $33,424
                                       ======       ======


    See notes to unaudited consolidated financial statements.

                 HARBOR BANCORP AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                         June 30, 1995


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

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


INVESTMENT SECURITIES

The Company adopted Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity
Securities" as of January 1, 1994.

Investment securities are securities which the Company has the ability and intent to hold until maturity. Accordingly, these securities are stated at cost adjusted for amortization of premiums and accretion of discounts. Unrealized gains and losses are not reported in the financial statements until realized or until a decline in fair value below cost is deemed to be other than temporary.

Available for sale securities include debt securities and mutual funds. These securities are stated at fair value with unrealized gains and losses reflected as a component of stockholders' equity, net of income taxes. Gains and losses are determined on the specific identification method. Any decline in the fair value of the investments which is deemed to be other than temporary is charged against current earnings.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents management's recognition of the quality of the loan portfolio. The allowance is maintained at a level considered to be adequate for potential loan losses based on management's assessment of various factors affecting the loan portfolio, which includes a review of problem loans, business conditions and the overall quality of the loan portfolio.

The allowance is increased by the provision for loan losses charged to operations and reduced by loans charged off to the allowance, net of recoveries.

OTHER REAL ESTATE

Other real estate ("ORE) is stated at the lower of cost or fair market value, net of estimated selling costs.

BANK PREMISES AND EQUIPMENT

Bank premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets which range from 10 to 30 years for buildings and improvement and 3 to 10 years for furniture, fixtures and equipment.


EARNINGS PER SHARE

Earnings per share was computed by dividing net income by the weighted average number of common stock and common stock equivalents (stock options) outstanding during each period. The number of shares used in the per share calculations for the periods ended June 30, 1995 and 1994 were 1,348,021 and 1,348,021 respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


Harbor Bancorp's ("Company") performance during the first six months of 1995 shows continued improvement which is supported by improvement in the local and national economic environment. The purpose of the following discussion is to focus on the above mentioned performance improvements and other information about the Company's financial condition and results of operations which is not otherwise apparent from the consolidated financial statements included in this quarterly report. Reference should be made to those statements and the condensed financial data presented herein for an understanding of the following discussion and analysis.


FINANCIAL CONDITION

Since December 31, 1994, the Company has experienced an increase in loan volume and cash and cash equivalents which has resulted in total assets of the Company increasing from $176,465,000 at December 31, 1994 to $191,637,000 at June 30, 1995. This increase of
$15,172,000, or 8.6%, in total assets occurred primarily in cash and cash equivalents and loans. Cash and cash equivalents which increased $18,975,000, or 88.76%, from $21,377,000 at December 31,
1994 to $40,352,000 at June 30, 1995, has been offset with a corresponding decrease in total investment and available for sale securities. Investment securities and available for sale securities decreased $6,597,000 from $34,819,000 at December 31, 1994 to
$28,222,000 at June 30, 1995. Generally, the net increase in liquidity is the result of seasonal and economically-generated fluctuations in escrow and title company demand account balances and growth in core deposits. Loans increased $4,392,000, or 3.82%, from $114,850,000 at December 31, 1994 to $119,242,000 at June 30, 1995.
The increase in loan volume continues to be moderate as a result of the Company's decision to maintain a conservative posture with respect to lending in view of the current economic environment.


Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As of June 30, 1995, the bank had $16,768,000 in securities classified as available for sale.

Substantially all of the Company's deposits are local, core deposits. The Company does not have any out-of-area brokered deposits included in the deposit base. Total deposits increased
$14,472,000, or 8.93%,
for the first six months of 1995. The primary component of this increase is noninterest bearing deposits which increased $12,837,000 or 17.8%, from $72,149,000 at December 31, 1994 to $84,986,000 at June 30, 1995.

As a result of the Federal Deposit Insurance Corporation examination at December 31, 1993, the Bank and the Federal Deposit Insurance Corporation executed a Memorandum of Understanding ("FDIC Memorandum") dated August 3, 1994. In accordance with the terms of the FDIC Memorandum, the Bank has agreed to take certain actions including the following: maintaining capital requirements; reducing classified assets in accordance with the reduction schedule; revise, adopt and implement policy and procedures; and review and maintain an adequate allowance for loan losses.

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

Liquid assets (cash, federal funds sold and securities purchased under agreements to resale, deposits in other financial institutions and investment securities) as a percent of total deposits are 39% and 35% as of June 30, 1995 and December 31, 1994, respectively.


The Bank's goal is to maintain federal funds sold at a level of at least $5 to $7 million on average with minimum daily investments monitored closely.

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

The impact of inflation on a financial institution differs significantly from that exerted on an industrial concern, primarily because its assets and liabilities consist primarily of monetary items. The relatively low proportion of the Company's fixed assets to total assets reduces both the potential of inflated earnings resulting from understated depreciation charges and the potential of significant understatement of absolute asset values. However, inflation does have a considerable indirect impact on banks, including increased loan demand, as it becomes necessary for producers and consumers to acquire additional funds to maintain the same levels of production, consumption and new investments. Inflation also frequently results in high interest rates which can affect both yields on earning assets and rates paid on deposits and other interest-bearing liabilities. The Company monitors inflation rates to insure that ongoing programs are compatible with fluctuations in inflation and resultant changes in interest rates.


RESULTS OF OPERATIONS

The Company reported net income of $641,000, or $0.48 per share, for the six months ended June 30, 1995, compared to net income of $433,000, or $0.32 per share, for the same period in 1994. For the three months ended June 30, 1995, the Company generated net income of $343,000, or $0.25 per share, compared to $200,000, or $0.15 per share, for the three months ended June 30, 1994.

Net interest income is an effective measurement of how well
Management has balanced the Company's interest rate sensitive assets and liabilities as well as optimizing the allocation of resources.

Net interest income of $5,393,000 for the six months ended June 30, 1995, reflects an increase of $370,000, or 7.37%, from $5,023,000 for the same period of 1994. Net interest income of $2,749,000 for the second quarter in 1995 reflects an increase of $356,000, or 14.88%, from $2,393,000 for the same quarter in 1994. Rising interest rates and increased net interests earning assets are the primary reasons for the improvement in net interest income.

The Company made $50,000 in provision for loan losses during the first six months of 1995 compared to no provision for the six months ended June 30, 1994. The Company made a moderate provision in the first two quarters of 1995 because of the current balance in the allowance for loan and lease losses and the improvement in the quality of the loan portfolio.

During the first six months of 1995, the Company maintained a strict focus on controlling noninterest expense. The focus on noninterest expense control began with a corporate commitment in 1989 and, today, the commitment continues to be emphasized and enforced. As a result of this continued effort, total noninterest expense cate-gories of salaries, wages and employee benefits, occupancy expense, equipment expense and data processing expense increased $165,000, or 5.35%, during the six months ended June 30, 1995 over the same period in 1994. Other operating expense decreased $181,000 during the six months ended June 30, 1995 compared to the same period in 1994 with most of the decrease in the area of legal and professional fees and FDIC insurance premiums.

RISK ELEMENTS

The policy of Harbor Bank is that all loans that are past due for ninety (90) days must be placed on non-accrual status. At June 30, 1995, loans on non-accrual status were $4,675,000, or 3.9%, compared to $3,364,000, or 2.9%, of total loans on non-accrual status at December 31, 1994. Accruing loans which are contractually past due ninety (90) days or more were $14,000 at June 30, 1995 compared to $535,000 at December 31, 1994.

At June 30, 1995, the management was not aware of information regarding performing loans which would cause them to have serious doubts as to the ability of the borrowers to comply with loan repayment terms, nor are they aware of any trends which might have a material impact on future operating results.


CAPITAL RESOURCES

Management seeks to maintain a level of capital adequate to support anticipated asset growth and credit risks and to ensure that the Company is within established regulatory guidelines and industry standards. In 1994, stockholders' equity increased $38,978 due to retention of the Company's 1994 net income. The Company's capital plan for 1995 contemplates continued growth in stockholders' equity through the retention of net income. Minimum capital ratios required under the final 1994 risk-based capital regulations are 6.0% for Tier 1 Capital and 8.0% for Total Capital. At December 31, 1994 the Company had Tier 1 Capital of 9.94% and Total Capital of 11.19% and at June 30, 1995 the Company had Tier 1 Capital of 10.07% and Total Capital of 11.32%.

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

               None

ITEM 5.       OTHER INFORMATION

               None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

               Exhibit 1 - Proxy 1995

PART III.    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                   HARBOR BANCORP




Dated:     August 10, 1995                    /s/
      -----------------------      --------------------------
                                   JAMES H. GRAY
                                   President




Dated:     August 10, 1995                    /s/
      -----------------------      --------------------------
                                   MELISSA LANFRE'
                                   Vice President & CFO