Form 10QSB
period 1995-09-30
HARBOR BANCORP /
filed 1995-11-14
CIK 708193

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                    For quarter ended  September 30, 1995
                    -------------------------------------

         [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

          For the transitions period from_________to______________

                      Commission file number  2-79912
                      -------------------------------

                               HARBOR BANCORP
-------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

         California                                         95-3764395
-------------------------------                 -------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                              11 Golden Shore
                           Long Beach, CA  90802
-------------------------------------------------------------------------------
                  (Address of principal executive offices)

                               (310) 491-1111
-------------------------------------------------------------------------------
                         (Issuer's telephone number)

                                Not applicable
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

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
Yes        No         Other   N/A
    ------    ------        --------

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
Common stock, no par value -- 1,348,021 shares as of November 7, 1995
-------------------------------------------------------------------------------

                        HARBOR BANCORP AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheets -- September 30,
     1995 and December 31, 1994

     Condensed consolidated statements of income -- three months ended September 30, 1995 and 1994; and nine months ended September 30, 1995 and 1994

     Condensed consolidated statements of cash flows -- nine months ended September 30, 1995 and 1994

     Notes to condensed consolidated financial statements --
     September 30, 1995

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

ITEM 2.  Changes in Securities

ITEM 3.  Defaults Upon Service Securities

ITEM 4.  Submission of Matter to a Vote of Security Holders

ITEM 5.  Other Information

ITEM 6.  Exhibits and Reports on Form 8-K


PART III.  SIGNATURES

                       ITEM I:  FINANCIAL INFORMATION
                      HARBOR BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                              September 30,              December 31,
                                                  1995                       1994
                                               (Unaudited)
                                                            (000's omitted)
                                              ---------------------------------------
ASSETS
Cash and due from banks                          $ 18,689                  $ 16,377

Federal funds sold and securities
  purchased under resale agreements                15,300                     5,000
                                                 --------                  --------
   Cash and cash equivalents                       33,989                    21,377

Time certificates of deposit                          495                       495

Investment securities (market value of
  $17,255,163 in 1995 and $9,298,038 in 1994)
Held to maturity securities                        17,237                     9,673
Available for sale securities                      23,777                    25,146

Loans                                             125,601                   114,850
  Less allowance for loan losses                    3,010                     3,224
                                                 --------                  --------
          Net loans                               122,591                   111,626

Bank premises and equipment:
  Land                                                159                       159
  Buildings and improvements                        4,021                     4,008
  Furniture, fixtures and equipment                 3,142                     3,014
                                                 --------                  --------
                                                    7,322                     7,181
  Less accumulated depreciation
    and amortization                                5,638                     5,385
                                                 --------                  --------
                                                    1,684                     1,796

Other real estate  owned                              896                     2,814

Accrued interest receivable                         1,212                       972

Other assets                                        2,278                     2,566
                                                 --------                  --------
          Total assets                           $204,159                  $176,465
                                                 --------                  --------
                                                 --------                  --------

                                     (Continued)

                           HARBOR BANCORP AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                      (Continued)

                                              September 30,              December 31,
                                                  1995                       1994
                                               (Unaudited)
                                                            (000's omitted)
                                              ---------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Interest bearing                              $ 93,514                   $ 89,963
  Noninterest bearing                             95,450                     72,149
                                                --------                   --------
        Total deposits                           188,964                    162,112

Accrued expenses and other liabilities               888                      1,218
                                                --------                   --------
           Total liabilities                     189,852                    163,330

Commitments and contingencies                         --                         --

Stockholders' equity:
  Common stock, no par value; 5,000,000
    shares authorized; issued and out-
    standing, 1,348,021 shares in 1995
    and 1,348,021 shares in 1994                  13,258                     13,258
  Retained earnings                                1,155                        143
  Net unrealized security losses                    (106)                      (266)
                                                --------                   --------
          Total stockholders'equity               14,307                     13,135
                                                --------                   --------
          Total liabilities and
            stockholders' equity                $204,159                   $176,465
                                                --------                   --------
                                                --------                   --------


               See notes to unaudited consolidated financial statements.

                        HARBOR BANCORP AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                 Nine Months Ended   Three Months Ended
                                   September 30,       September 30,
                                 (000's omitted, except per share data)

                                   1995      1994       1995     1994
                                  -------  -------    -------  -------
Interest income:
  Interest and fees on loans      $ 8,411  $ 7,770    $ 2,921  $ 2,564
  Interest on U.S. government
    and agency obligations          1,320      749        395      205
  Interest on obligations of
    states and political
    subdivisions                       16       17         10        6
  Interest on other investments        67       65         21       21
  Interest on federal funds sold
    and securities purchased under
    agreements to resale              490      303        291      141
                                   ------   ------     ------   ------
          Total interest income    10,304    8,904      3,638    2,937

Interest expense:
  Interest on deposits              1,918    1,386        686      486
  Interest on mortgage payable         17       55          2       16
  Interest on borrowed funds           26        6          0        1
                                   ------   ------     ------   ------
          Total interest expense    1,961    1,447        688      503

Net interest income                 8,343    7,457      2,950    2,434

Provision for loan losses             217       60        167       60

Net interest income after
  provision for loan losses         8,126    7,397      2,783    2,374

Other operating income:
  Service charges on deposit
    accounts                          645      683        213      219
  Loan servicing fees and other
    fees and charges                  174      188         93       59
  Gain on sale of securities           54       (1)        --       --
                                   ------   ------     ------   ------
          Total other operating
            income                    873      870        306      278

                                    (Continued)

                        HARBOR BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                 (Continued)

                                 Nine Months Ended    Three Months Ended
                                   September 30,         September 30,
                                 (000's omitted, except per share data)

                                    1995    1994        1995     1994
                                  -------  ------      ------   ------
Noninterest expense:
  Salaries, wages and employee
    benefits                       2,671    2,454       943       802
  Occupancy expenses               1,582    1,467       525       507
  Equipment expenses                 225      252        71        85
  Data processing expenses           460      438       155       138
  Other operating expenses         2,477    2,739       886       967
                                 -------  -------   -------   -------
          Total noninterest
            expense                7,415    7,350     2,580     2,499
                                 -------  -------   -------   -------
Income before taxes based on
  income                           1,584      917       509       153

Provision for taxes based
  on income                          573      400       139        69
                                 -------  -------   -------   -------
Net income                       $ 1,011  $   517   $   370   $    84
                                 -------  -------   -------   -------
                                 -------  -------   -------   -------

Earnings per share               $  0.75  $  0.38   $  0.27   $  0.06
                                 -------  -------   -------   -------
                                 -------  -------   -------   -------


    See notes to unaudited consolidated financial statements.

                        HARBOR BANCORP AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                   Nine Months Ended September 30,
                                          (000's omitted)

                                                   1995         1994
                                               ---------     --------
Operating activities:
  Net income                                     $ 1,011      $   517
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Provision for depreciation and
      amortization                                   140          408
    Provision for loan
      losses                                         217           60
    (Increase) decrease in interest receivable      (240)          96
    Increase (decrease) in interest payable           54          (11)
    Other                                           (360)        (828)
                                                 -------      -------
      Net cash provided by operating
        activities                                   822          242

Investing activities:
  Proceeds from maturities, sales
    and calls of investment
    securities                                    25,291       46,946
  Purchases of investment securities             (30,951)     (19,771)
  Net decrease in short-term securities                0          396
  Net (increase) decrease in loans               (11,181)       7,702
  Capital expenditures                              (140)        (214)
  Other real estate                                1,918          (42)
                                                 -------      -------
      Net cash (used in) provided by
        investing activities                     (15,063)      35,017


                                (Continued)

                        HARBOR BANCORP AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                 (Continued)

                                            Nine Months Ended September 30,
                                                     (000's omitted)

                                                    1995         1994
                                                  -------       -----
Financing activities:
  Net increase (decrease) in commercial
    and other demand deposits, savings
    and money market deposits and
    certificates of deposit                        26,853      (17,992)
                                                  -------      -------
      Net cash provided by (used in)
        financing activities                       26,853      (17,992)

    Increase in cash and cash equivalents          12,612       17,267

Cash and cash equivalents at
  beginning of period                              21,377       21,872
                                                  -------      -------
Cash and cash equivalents at
  end of period                                   $33,989      $39,139
                                                  -------      -------
                                                  -------      -------


            See notes to unaudited consolidated financial statements.

                         HARBOR BANCORP AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

                                September 30, 1995

1.  Summary of Significant Accounting Policies:

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

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

OTHER REAL ESTATE

Other real estate ("ORE") is stated at the lower of cost or fair market value, net of estimated selling costs.

BANK PREMISES AND EQUIPMENT

Bank premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets which range from 10 to 30 years for buildings and improvement and 3 to 10 years for furniture, fixtures and equipment.

EARNINGS PER SHARE

Earnings per share was computed by dividing net income by the weighted average number of common stock and common stock equivalents (stock options) outstanding during each period. The number of shares used in the per share calculations for the periods ended September 30, 1995 and 1994 were 1,348,021 and 1,284,023 respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Harbor Bancorp's ("Company") performance during the first nine months of 1995 shows continued improvement which is supported by improvement in the local and national economic environment. The purpose of the following discussion is to focus on the above mentioned performance improvements and other information about the Company's financial condition and results of operations which is not otherwise apparent from the consolidated financial statements included in this quarterly report. Reference should be made to those statements and the condensed financial data presented herein for an understanding of the following discussion and analysis.

FINANCIAL CONDITION

Since December 31, 1994, the Company has experienced an increase in loan volume and cash and cash equivalents which has resulted in total assets of the Company increasing from $176,465,000 at December 31, 1994 to $204,159,000 at September 30, 1995. This
increase of $27,694,000 or 15.69%, in total assets occurred primarily in cash and cash equivalents and loans. Cash and cash equivalents increased $12,612,000, or 59% , from $21,377,000 at December 31, 1994 to $33,989,000 at September 30,
1995. Additionally, investment securities increased 17.79% from $34,819,000 at December 31, 1994 to $41,014,000 at September 30,
1995. Generally, the increase in liquidity is the result of seasonal and economically-generated fluctuations in escrow and title company demand account balances and growth in core deposits. Loans increased $10,751,000, or 9.36%, from $114,850,000 at December 31, 1994 to $125,601,000 at September
30, 1995. The increase in loan volume continues to be moderate as a result of the Company's decision to maintain a conservative posture with respect to lending in view of the current economic environment.

Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As of September 30, 1995, the bank had $23,777,000 in securities classified as available for sale.

Substantially all of the Company's deposits are local, core deposits. The Company does not have any out-of-area brokered deposits included in the deposit base. Total deposits increased $26,852,000, or 16.56%, for the first nine months of 1995. The primary component of this increase is noninterest bearing depos-its which increased $23,301,000, or 32.29%, from $72,149,000 at
December 31, 1994 to $95,450,000 at September 30, 1995.

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

Liquid assets (cash, federal funds sold and securities purchased under agreements to resale, deposits in other financial institutions and investment securities) as a percent of total deposits are 40% and 35% as of September 30, 1995 and December
31, 1994, respectively.

The Bank's goal is to maintain federal funds sold at a level of at least $3 to $4 million on average.

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

RESULTS OF OPERATIONS

The Company reported net income of $1,011,000, or $0.75 per share, for the nine months ended September 30, 1995, compared to net income of $517,000, or $0.40 per share, for the same period in 1994. For the three months ended September 30, 1995, the Company generated net income of $370,000, or $0.27 per share, compared to $83,000, or $0.06 per share, for the three months ended September 30, 1994.

Net interest income is an effective measurement of how well
Management has balanced the Company's interest rate sensitive assets and liabilities as well as optimizing the allocation of resources.

Net interest income of $8,343,000 for the nine months ended September 30, 1995, reflects an increase of $886,000 or 11.88%, from $7,457,000 for the same period of 1994. Net interest income of $2,950,000 for the third quarter in 1995 reflects an increase of $516,000, or 21.2%, from $2,434,000 for the same quarter in 1994. Rising interest rates and increased net interests in earning assets are the primary reason for the improvement in net interest income.

The Company recorded $217,000 in provision for loan losses during the first nine months of 1995 compared to $60,000 for the nine months ended September 30, 1994.

During the first nine months of 1995, the Company maintained a strict focus on controlling noninterest expense. The focus on noninterest expense control began with a corporate commitment in 1989 and, today, continues to be emphasized and enforced. As a result of this continued effort, total noninterest expense categories of salaries, wages and employee benefits, occupancy expense, equipment expense and data processing expense increased $327,000 or 7.09%, during the nine months ended September 30, 1995 over the same period in 1994. Other operating expense decreased $262,000 during the nine months ended September 30, 1995 compared to the same period in 1994 with most of the decrease in the area of legal and professional fees and FDIC insurance premiums.

RISK ELEMENTS

The policy of Harbor Bank is that all loans that are past due for ninety (90) days must be placed on non-accrual status. At September 30, 1995, loans on non-accrual status were $4,348,000, or 3.46%, compared to $3,364,000, or 2.9%, of total loans on non-accrual status at December 31, 1994. Accruing loans which are contractually past due ninety (90) days or more were $163,000 at September 30, 1995 compared to $535,000 at December 31, 1994.

At September 30, 1995, the management was not aware of information regarding performing loans which would cause them to have serious doubts as to the ability of the borrowers to comply with loan repayment terms, nor are they aware of any trends which might have a material impact on future operating results.

CAPITAL RESOURCES

Management seeks to maintain a level of capital adequate to support anticipated asset growth and credit risks and the ensure that the Company is within established regulatory guidelines and industry standards. In 1994, stockholders' equity increased $38,978 due to retention of the Company's 1994 net income. The Company's capital plan for 1995 contemplates continued growth in stockholders' equity through the retention of net income.
Minimum capital ratios required under the final 1994 risk-based capital regulations are 6.0% for Tier 1 Capital and 8.0% for Total Capital. At December 31, 1994 the Company has Tier 1 Capital of 9.94% and Total Capital of 11.19% and at September 30, 1995 the company had Tier 1 Capital of 10.04% and Total Capital of 11.29%.

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


                                       HARBOR BANCORP


Dated:       November 13, 1995                  /s/
       ---------------------------     ----------------------------------------
                                                     DALLAS E. HAUN
                                                        President


Dated:     November 13, 1995                    /s/
       ---------------------------     ----------------------------------------
                                                     MELISSA LANFRE'
                                                   Vice President & CFO