Form 10QSB
period 1996-03-31
HARBOR BANCORP /
filed 1996-05-15
CIK 708193

- -------------------------------------------------------------------------------


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB

[X]          QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                      For quarter ended  March 31, 1996

[ ]         TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

          For the transitions period from ____________to____________


                         Commission file number  2-79912



                                 HARBOR BANCORP
- --------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


         California                                              95-3764395
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                                11 Golden Shore
                             Long Beach, CA  90802
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)


                               (310) 491-1111
- --------------------------------------------------------------------------------
                          (Issuer's telephone number)


                                 Not applicable
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    x      No
     -----        -----

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes           No            Other   N/A
     -----        -----            -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common stock, no par value - 1,348,021 shares as of March 31, 1996


- -------------------------------------------------------------------------------

                        HARBOR BANCORP AND SUBSIDIARIES

                                     INDEX





PART I.    FINANCIAL INFORMATION
- --------------------------------

ITEM 1.    Financial Statements (Unaudited)

           Condensed consolidated balance sheets - March 31,
           1996 and December 31, 1995

           Condensed consolidated statements of income - three months ended March 31, 1996 and 1995

           Condensed consolidated statements of cash flows - three months ended March 31, 1996 and 1995

           Notes to condensed consolidated financial statements -
           March 31, 1996

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations


PART II.   OTHER INFORMATION
- ----------------------------

ITEM 1.    Legal Proceedings

ITEM 2.    Changes in Securities

ITEM 3.    Defaults Upon Service Securities

ITEM 4.    Submission of Matter to a Vote of Security Holders

ITEM 5.    Other Information

ITEM 6.    Exhibits and Reports on Form 8-K


PART III.  SIGNATURES
- ---------------------

                        ITEM I:  FINANCIAL INFORMATION

                       HARBOR BANCORP AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                March 31,   December 31,
                                                  1996         1995
                                                ---------   -----------
                                               (Unaudited)
                                                   (000's omitted)
     ASSETS
     ------

Cash and due from banks                        $ 27,946      $ 20,964

Federal funds sold and securities
  purchased under resale agreements              20,000         5,200
                                               --------      --------
   Cash and cash equivalents                     47,946        26,164

Time certificates of deposit                        495           495

Investment securities:

Held to maturity securities (market
  value of $10,091,673 in 1996 and
  $8,060,572 in 1995)                             8,043        10,187
Available for sale securities                    19,763        24,795

Loans                                           128,724       130,412
  Less allowance for loan losses                  3,006         3,003
                                               --------      --------
          Net loans                             125,718       127,409

Bank premises and equipment:

  Land                                              159           159
  Buildings and improvements                      4,171         4,068
  Furniture, fixtures and equipment               3,482         3,428
                                               --------      --------
                                                  7,812         7,655
  Less accumulated depreciation
    and amortization                              5,827         5,385
                                               --------      --------
                                                  1,985         1,796

Other real estate owned                           1,923           516

Accrued interest receivable                       1,265           998

Other assets                                      2,091         2,599
                                               --------      --------
          Total assets                         $209,229      $195,092
                                               ========      ========

                                  (Continued)

                        HARBOR BANCORP AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Continued)


                                                   March 31,    December 31,
                                                     1996          1995
                                                  -----------   -----------
                                                  (Unaudited)
                                                       (000's omitted)

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Deposits:

  Interest bearing                                 $ 93,461       $ 87,201
  Noninterest bearing                               100,199         92,003
                                                   --------       --------
        Total deposits                              193,660        179,204

Accrued expenses and other liabilities                  822          1,331
                                                   --------       --------
           Total liabilities                        194,482        180,535


Stockholders' equity:

  Common stock, no par value; 5,000,000
    shares authorized; issued and
    outstanding, 1,348,021 shares in
    1996 and 1,348,021 shares in 1995                13,258         13,258
  Retained earnings                                   1,609          1,382
  Net unrealized security losses                       (120)           (83)
                                                   --------       --------
          Total stockholders' equity                 14,747         14,557
                                                   --------       --------
          Total liabilities and
            stockholders' equity                   $209,229       $195,092
                                                   ========       ========


           See notes to unaudited consolidated financial statements.

                        HARBOR BANCORP AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
                                                   1996        1995
                                                  ------      ------
                                                    (000's omitted,
                                                 except per share data)

Interest income:
  Interest and fees on loans                      $3,025      $2,724
  Interest on U.S. government
    and agency obligations                           404         478
  Interest on obligations of states
    and political subdivisions                         3           5
  Interest on other investments                       21          11
  Interest on federal funds sold
    and securities purchased under
    agreements to resale                             145          72
                                                  ------      ------
          Total interest income                    3,598       3,290

Interest expense:

  Interest on deposits                               656         610
  Interest on borrowed funds                           3          36
                                                  ------      ------
          Total interest expense                     659         646

Net interest income                                2,938       2,644

Provision for loan losses                            196          25
Net interest income after
  provision for loan losses                        2,742       2,619

Other operating income:

  Service charges on deposit accounts                260         216
  Loan servicing fees and other
    fees and charges                                  34          39
  Gain on sale of securities                           -           1
                                                  ------      ------
          Total other operating income               294         256

                                  (Continued)

                        HARBOR BANCORP AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                  (Continued)



                                                 Three Months Ended
                                                      March 31,
                                                 ------------------
                                                  1996        1995
                                                 ------      ------
                                                   (000's omitted,
                                                except per share data)

Noninterest expense:

  Salaries, wages and employee benefits         $  954      $  858
  Occupancy expenses                               541         522
  Equipment expenses                               106          81
  Data processing expenses                         153         150
  Other operating expenses                         930         787
                                                ------      ------
       Total noninterest expense                 2,684       2,398
                                                ------      ------
Income before taxes based on income                352         477

Provision for taxes based on income                125         179
                                                ------      ------
Net income                                      $  227      $  298
                                                ======      ======
Earnings per share                              $ 0.17      $ 0.23
                                                ======      ======



           See notes to unaudited consolidated financial statements.

                        HARBOR BANCORP AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)




                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                    1996        1995
                                                   ------      ------
                                                    (000's omitted)
Operating activities:

  Net income                                        $ 227      $ 298
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:

    Provision for depreciation and
      amortization                                    120        130
    Provision for loan losses                         196         25
    (Increase) decrease in
      interest receivable                            (268)        39
    Increase (decrease) in
      interest payable                                  5        (38)
    Other                                             (14)      (357)
                                                    -----     ------
      Net cash provided by operating
        activities                                    266         97

Investing activities:

  Proceeds from maturities, sales
    and calls of investment securities              7,128      6,045
  Net (increase) decrease in loans                  1,495      2,975
  Capital expenditures                               (157)       (16)
  Other real estate                                 1,406      1,447
                                                    -----     ------
      Net cash (used in) provided by
        investing activities                        7,060     10,451

                                  (Continued)

                        HARBOR BANCORP AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                  (Continued)


                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                    1996       1995
                                                   -------    -------
                                                    (000's omitted)
Financing activities:
  Net increase (decrease) in commercial
    and other demand deposits, savings
    and money market deposits and
    certificates of deposit                        $14,456    $ 2,600
                                                   -------    -------
      Net cash provided by (used in)
        financing activities                        14,456      2,600

    Increase in cash and cash equivalents           21,782     13,148
Cash and cash equivalents at beginning
  of period                                         26,164     21,376
                                                   -------    -------
Cash and cash equivalents at end of period         $47,946    $34,524
                                                   =======    =======

           See notes to unaudited consolidated financial statements.

                        HARBOR BANCORP AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


                                March 31, 1996


1.  Summary of Significant Accounting Policies:


Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Certain reclassifications have been made in the 1995 financial statements to conform to the presentations used in 1996.

The balance sheet on December 31, 1995 has been derived from the audited financial statements at that date. The accompanying notes are an integral part of these financial statements.

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

Investment securities held to maturity are securities which the Company has the ability and intent to hold until maturity. Accordingly, these securities are stated at cost adjusted for amortization of premiums and accretion of discounts. Unrealized gains and losses are not reported in the financial statements until realized or until a decline in fair value below cost is deemed to be other than temporary.

Investment securities available for sale include debt securities and mutual funds. These securities are stated at fair value with unrealized gains and losses reflected as a component of stockholders' equity, net of applicable income taxes. Gains and losses are determined on the specific identification method.

Impaired loans

The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended, effective January 1, 1995. This statement requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rates or the fair value of the underlying collateral, and specifies alternative methods for which there are credit concerns. For purposes of applying this standard, impaired loans have been defined as all non-accrual loans. The Company's policy for income recognition was not affected by adoption of the standard. The adoption of SFAS No. 114 did not have any effect on the total reserve for credit losses or related provision.

Allowance for loan losses

The allowance for loan losses represents management's evaluation of the quality of the loan portfolio. The allowance is maintained at a level considered to be adequate for potential loan losses based on management's assessment of various factors affecting the loan portfolio, which includes a review of problem loans, business conditions and the overall quality of the loan portfolio.

The allowance is increased by the provision for loan losses charged to operations and reduced by loans charged off to the allowance, net of recoveries.

Other Real Estate

Other real estate ("ORE") is stated at the lower of cost or fair market value, net of estimated selling costs.

Income taxes

Income tax expense (benefit) is the current and deferred tax consequence, of events that have been recognized in the financial statements, as measured by the provisions of enacted tax law.

Bank premises and equipment

Bank premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets which range from 10 to 30 years for buildings and improvement and 3 to 10 years for furniture, fixtures and equipment.

Earnings per share

Earnings per share was computed by dividing net income by the weighted average number of common stock and common stock equivalents (stock options) outstanding during each period. The number of shares used in the per share calculations for the periods ended March 31, 1996 and 1995 was 1,348,021.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Harbor Bancorp's ("Company") performance during the first three months of 1996 shows continued stability which is supported by the local and national economic environment. The purpose of the following discussion is to focus on the above mentioned performance and other information about the Company's financial condition and results of operations which is not otherwise apparent from the consolidated financial statements included in this quarterly report. Reference should be made to those statements and the condensed financial data presented herein for an understanding of the following discussion and analysis.

Financial Condition

During the first three months of 1996, the Company experienced a net increase in liquid assets. Cash and cash equivalents increased $21,782,000, or 83.25%, from $26,164,000 at December 31, 1995 to $47,946,000 at March 31, 1996.
Investment securities declined $7,176,000, or 20.51%, from $34,982,000 at December 31, 1995 to $27,806,000 at March 31, 1996. This net increase in liquid assets is primarily a result of maintaining liquidity in the form of short term and overnight investments in anticipation of growth in loan volume in the remainder of 1996. During the first quarter of 1996, loan volume declined slightly with loans at $128,724,000 at March 31, 1996 compared to loans at $130,412,000 at December 31, 1995. The decline of $1,688,000, or 1.3%, in loans is primarily a result of loan payoffs. Total assets of the Company increased from $195,092,000 at December 31, 1995 to $209,229,000 at March 31, 1996. This increase of $14,137,000 or 7.25%, in total assets occurred primarily in cash and cash equivalents.

Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As of March 31, 1996, the bank had $19,763,000 in securities classified as available for sale.

Substantially all of the Company's deposits are local, core deposits. The Company does not have any out-of-area brokered deposits included in the deposit base. Total deposits increased $14,456,000, or 8.07%, for the first three months of 1996. This is a result of an increase in noninterest bearing deposits which increased $8,196,000, or 8.91%, from $92,003,000 at December 31, 1995 to
$100,199,000 at March 31, 1996. In addition, there was an increase of interest bearing deposits of $6,260,000, or 7.18%, from $87,201,000 at December 31, 1995 to $93,461,000 at March 31, 1996.

As a result of the Federal Deposit Insurance Corporation ("the FDIC") examination at December 31, 1993, the bank and the Federal Deposit Insurance Corporation executed a Memorandum of Understanding ("FDIC Memorandum") dated August 3, 1994.

Based upon the January 8, 1996, FDIC examination of the Bank as of November 30, 1995, the Bank has been notified that the FDIC Memorandum will be removed. Subsequent to the removal of the FDIC Memorandum, the Board of Directors of the Bank will approve a resolution which will require Bank management to maintain certain performance standards.


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

Liquid assets (cash, federal funds sold and securities purchased under agreements to resale, deposits in other financial institutions and investment securities) as a percent of total deposits are 39.37% and 34.40% as of March 31, 1996 and December 31, 1995, respectively.

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


Results of Operations

The Company reported net income of $227,000, or $0.17 per share, for the three months ended March 31, 1996, compared to net income of $298,000, or $0.23 per share, for the same period in 1995.

Net interest income is an effective measurement of how well Management has balanced the Company's interest rate sensitive assets and liabilities as well as optimizing the allocation of resources.

Net interest income of $2,938,000 for the three months ended March 31, 1996, reflects an increase of $294,000 or 11.12%, from $2,644,000 for the same period of 1995. Rising interest rates and increased net earning assets are the primary reason for the improvement in net interest income.

The Company recorded $196,000 in provision for loan losses during the first three months of 1996 compared to $25,000 for the three months ended March 31, 1995. The increase in the provision for possible loan losses is primarily a result of the Company's commitment to maintain an allowance for loan and lease losses at a sufficient level based upon the quality of the loan portfolio.

During the first three months of 1996, the Company maintained a strict focus on controlling noninterest expense. The focus on noninterest expense control began with a corporate commitment in 1989 and, today, continues to be emphasized and enforced. As a result of this continued effort, total noninterest expense categories of salaries, wages and employee benefits, occupancy expense, equipment expense and data processing expense increased $286,000 or 11.93%, during the three months ended March 31, 1996 over the same period in 1995.

Risk Elements

The policy of Harbor Bank is that all loans that are past due for ninety (90) days must be placed on non-accrual status. At March 31, 1996, loans on non-accrual status were $7,502,000, or 5.83%, compared to $6,746,000, or 5.17%, of total loans on non-accrual status at December 31, 1995. Accruing loans which are contractually past due ninety (90) days or more were $294,000 at March 31, 1996 compared to $121,000 at December 31, 1995.

At March 31, 1996, the Company was not aware of information regarding performing loans which would cause them to have serious doubts as to the ability of the borrowers to comply with loan repayment terms, nor are they aware of any trends which might have a material impact on future operating results.


Capital Resources

Management seeks to maintain a level of capital adequate to support anticipated asset growth and credit risks and the ensure that the Company is within established regulatory guidelines and industry standards. In 1995, stockholders' equity increased $1,421,497 due to retention of the Company's 1995 net income. The Company's capital plan for 1996 contemplates continued growth in stockholders' equity through the retention of net income. Minimum capital ratios required under the final 1994 risk-based capital regulations are 6.0% for Tier 1 Capital and 8.0% for Total Capital. At December 31, 1995 the Company has Tier 1 Capital of 10.31% and Total Capital of 11.56% and at March 31, 1996 the company had Tier 1 Capital of 10.23% and Total Capital of 11.48%.

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


                                   HARBOR BANCORP




Dated:     May 10, 1996            /s/ DALLAS E. HAUN
       --------------------        --------------------------------
                                       Dallas E. Haun
                                       President




Dated:     May 10, 1996            /s/ MELISSA LANFRE'
       --------------------        --------------------------------
                                       Melissa Lanfre'
                                       Vice President & CFO