Form 10QSB
period 1996-06-30
HARBOR BANCORP /
filed 1996-08-14
CIK 708193

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         FOR QUARTER ENDED JUNE 30, 1996
                         -------------------------------

           [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITIONS PERIOD FROM_________TO___________

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

                                 (310) 491-1111
       -----------------------------------------------------------------
                           (ISSUER'S TELEPHONE NUMBER)

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

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE. COMMON STOCK, NO PAR VALUE - 1,415,214 SHARES AS OF JUNE 30, 1996
- ----------------------------------------------------------------------

                         HARBOR BANCORP AND SUBSIDIARIES

                                      INDEX



PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements (Unaudited)

     Condensed consolidated balance sheets - June 30,
     1996 and December 31, 1995

     Condensed consolidated statements of income - three months ended June 30, 1996 and 1995; and six months ended June 30, 1996 and 1995

     Condensed consolidated statements of cash flows six months ended June 30, 1996 and 1995

     Notes to condensed consolidated financial statements -
     June 30, 1996

ITEM 2.    Management's Discussion and Analysis of Financial
     Condition and Results of Operations


PART II.   OTHER INFORMATION

ITEM 1.     Legal Proceedings

ITEM 2.     Changes in Securities

ITEM 3.     Defaults Upon Service Securities

ITEM 4.     Submission of Matter to a Vote of Security Holders

ITEM 5.     Other Information

ITEM 6.     Exhibits and Reports on Form 8-K


PART III.  SIGNATURES

                          ITEM I: FINANCIAL INFORMATION
                         HARBOR BANCORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         June 30,     December 31,
                                                           1996           1995
                                                         --------     ------------
                                                        (Unaudited)
                                                            (000's omitted)
      ASSETS
Cash and due from banks                                  $ 14,684       $ 20,964

Federal funds sold and securities
  purchased under resale agreements                        23,500          5,200
                                                         --------       --------
   Cash and cash equivalents                               38,184         26,164

Time certificates of deposit                                  495            495

Investment securities:
Held to maturity securities (market value
  of $7,625,975 in 1996 and $10,190,673
  in 1995)                                                  7,655         10,187
Available for sale securities                              15,692         24,796

Loans                                                     132,858        130,412
  Less allowance for loan losses                            2,870          3,003
                                                         --------       --------
          Net loans                                       129,988        127,409

Bank premises and equipment:
  Land                                                        159            159
  Buildings and improvements                                4,210          4,068
  Furniture, fixtures and equipment                         3,512          3,428
                                                         --------       --------
                                                            7,881          7,655
  Less accumulated depreciation
    and amortization                                        5,932          5,727
                                                         --------       --------
                                                            1,949          1,928

Other real estate  owned                                    1,613            516

Accrued interest receivable                                 1,155            998

Other assets                                                1,758          2,599
                                                         --------       --------
          Total assets                                   $198,489       $195,092
                                                         ========       ========

                                   (Continued)

                         HARBOR BANCORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Continued)


                                                      June 30,        December 31,
                                                        1996             1995
                                                      --------        ------------
                                                     (Unaudited)
                                                           (000's omitted)
     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Interest bearing                                   $  92,700        $  87,201
  Noninterest bearing                                   89,905           92,003
                                                     ---------        ---------
        Total deposits                                 182,605          179,204

Accrued expenses and other liabilities                     963            1,331
                                                     ---------        ---------
           Total liabilities                           183,568          180,535


Stockholders' equity:
  Common stock, no par value; 5,000,000
    shares authorized; issued and out-
    standing, 1,415,214 shares in 1996
    and 1,348,021 shares in 1995                        13,963           13,258
  Retained earnings                                      1,138            1,382
  Net unrealized security losses                          (180)             (83)
                                                     ---------        ---------
          Total stockholders' equity                    14,921           14,557
                                                     ---------        ---------
          Total liabilities and
            stockholders' equity                     $ 198,489        $ 195,092
                                                     =========        =========

            See notes to unaudited consolidated financial statements.

                         HARBOR BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                          Six Months Ended    Three Months Ended
                                              June 30,             June 30,
                                         -----------------    ------------------
                                          1996       1995       1996       1995
                                          ----       ----       ----       ----
                                         (000's omitted, except per share data)
 Interest income:
  Interest and fees on loans             $6,099     $5,490     $3,074     $2,766
  Interest on U.S. government
    and agency obligations                  758        925        354        447
  Interest on obligations of
    states and political
    subdivisions                              7         10          4          5
  Interest on other investments              41         46         20         35
  Interest on federal funds sold
    and securities purchased under
    agreements to resale                    387        195        242        123
                                         ------     ------     ------     ------
          Total interest income           7,292      6,666      3,694      3,376


Interest expense:
  Interest on deposits                    1,409      1,232        753        622
  Interest on borrowed funds                  4         41       --            5
                                         ------     ------     ------     ------
          Total interest expense          1,413      1,273        753        627

Net interest income                       5,879      5,393      2,941      2,749

Provision for loan
  losses                                    444         50        248         25

Net interest income after
  provision for loan losses               5,435      5,343      2,693      2,724


Other operating income:
  Service charges on deposit
    accounts                                486        432        226        216
  Loan servicing fees and other
    fees and charges                        112         81         78         42
  Gain on sale of securities               --           54       --           53
                                         ------     ------     ------     ------
          Total other operating
            income                          598        567        304        311

                                   (Continued)

                         HARBOR BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                   (Continued)


                                          Six Months Ended    Three Months Ended
                                              June 30,              June 30,
                                         -----------------    ------------------
                                           1996       1995       1996       1995
                                           ----       ----       ----       ----
                                          (000's omitted, except per share data)
Noninterest expense:
  Salaries, wages and employee
    benefits                              1,852      1,728        961        870
  Occupancy expenses                      1,100      1,057        559        535
  Equipment expenses                        207        154        101         73
  Data processing expenses                  300        305        147        155
  Other operating expenses                1,834      1,591        841        804
                                         ------     ------     ------     ------
          Total noninterest
            expense                       5,293      4,835      2,609      2,437
                                         ------     ------     ------     ------
Income before taxes based on
  income                                    740      1,075        388        598

Provision for taxes based
  on income                                 279        434        154        255
                                         ------     ------     ------     ------
Net income                               $  461     $  641     $  234     $  343
                                         ======     ======     ======     ======

Earnings per share                       $ 0.32     $ 0.48     $ 0.16     $ 0.25
                                         ======     ======     ======     ======

            See notes to unaudited consolidated financial statements.

                         HARBOR BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          Six Months Ended
                                                               June 30,
                                                      -------------------------
                                                        1996             1995
                                                        ----             ----
                                                           (000's omitted)
Operating activities:
  Net income                                          $    461         $    641
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Provision for depreciation and
      amortization                                         244              252
    Provision for loan
      losses                                               444               50
    (Increase) in interest
      receivable                                          (157)             (73)
    Increase (decrease) in
      interest payable                                      32               (7)
    Other                                                  438             (250)
                                                      --------         --------
      Net cash provided by operating
        activities                                    $  1,462         $    613

Investing activities:
  Proceeds from maturities, sales
    and calls of investment
    securities                                          16,504           14,101
  Purchases of investment securities                    (5,000)          (6,991)
  Net (increase) in loans                               (3,023)          (4,662)
  Capital expenditures                                    (226)             (34)
  Other real estate                                     (1,097)           1,476
                                                      --------         --------
      Net cash provided by
        investing activities                          $  7,158         $  3,890

                                   (Continued)

                         HARBOR BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)


                                                             Six Months Ended
                                                                 June 30,
                                                         -----------------------
                                                           1996            1995
                                                             (000's omitted)
Financing activities:
  Net increase in commercial and
    other demand deposits, savings
    and money market deposits and
    certificates of deposit                              $ 3,400         $14,472
                                                         -------         -------
      Net cash provided by
        financing activities                             $ 3,400         $14,472

    Increase in cash
        and cash equivalents                              12,020          18,975

Cash and cash equivalents at
  beginning of period                                     26,164          21,377
                                                         -------         -------
Cash and cash equivalents at
  end of period                                          $38,184         $40,352
                                                         =======         =======

            See notes to unaudited consolidated financial statements.

                         HARBOR BANCORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                  June 30, 1996


1.  Summary of Significant Accounting Policies:


Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Certain reclassifications have been made in the 1995 financial statements to conform to the presentations used in 1996.

The balance sheet on December 31, 1995 has been derived from the audited financial statements at that date. The accompanying notes are an integral part of these financial statements.

Principles of consolidation

Harbor Bancorp (the "Company") was formed on July 23, 1982. The unaudited condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries, Harbor Bank and Harbor Bank Properties. All intercompany accounts and transactions have been eliminated.

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

Income taxes

Income tax expense is the current and deferred tax consequence, of events that have been recognized in the financial statements, as measured by the provisions of enacted tax law.

Bank premises and equipment

Bank premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets which range from 10 to 30 years for buildings and improvement and 3 to 10 years for furniture, fixtures and equipment.

Earnings per share

Earnings per share was computed by dividing net income by the weighted average number of common stock and common stock equivalents (stock options) outstanding during each period. The number of shares used in the per share calculations for the periods ended June 30, 1996 and 1995 were 1,433,603 and 1,348,021 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Harbor Bancorp's ("Company") performance during the first six months of 1996 shows continued stability which is supported by improvement in the local and national economic environment. The purpose of the following discussion is to focus on the above mentioned performance and other information about the Company's financial condition and results of operations which is not otherwise apparent from the consolidated financial statements included in this quarterly report. Reference should be made to those statements and the condensed financial data presented herein for an understanding of the following discussion and analysis.

Financial Condition

During the first six months of 1996, the Company experienced a net increase in liquid assets. Cash and cash equivalents increased $12,020,000, or 45.94%, from $26,164,000 at December 31, 1995 to $38,184,000 at June 30, 1996. Investment
securities declined $11,636,000, or 33.26%, from $34,983,000 at December 31, 1995 to $23,347,000 at June 30, 1996. This net increase in liquid assets is primarily a result of maintaining liquidity in the form of short term and overnight investments in anticipation of growth in loan volume in the remainder of 1996. During the second quarter of 1996, loan volume increased slightly with loans at $132,858,000 at June 30, 1996 compared to loans at $130,412,000 at December 31, 1995. Loans increased $2,446,000, or 1.88%, as a result of the Company's decision to maintain a conservative posture with respect to lending in view of the current economic condition. Total assets of the Company increased from $195,092,000 at December 31, 1995 to $198,489,000 at June 30, 1996. This
increase of $3,397,000, or 1.74%, in total assets occurred primarily in cash and cash equivalents.

Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As of June 30, 1996, the bank had $15,692,000 in securities classified as available for sale.

Substantially all of the Company's deposits are local, core deposits. The Company does not have any out-of-area brokered deposits included in the deposit base. Total deposits increased $3,401,000, or 1.90%, for the first six months of 1996. This is a result of an increase in interest bearing deposits which increased $5,499,000, or 6.31%, from $87,201,000 at December 31, 1995 to
$92,700,000 at June 30, 1996. In addition, there was a decrease of noninterest bearing deposits of $2,098,000, or 2.28%, from $92,003,000 at December 31, 1995 to $89,905,000 at June 30,

1996.

As a result of the Federal Deposit Insurance Corporation ("the FDIC") examination at December 31, 1993, the Bank and the Federal Deposit Insurance Corporation executed a Memorandum of Understanding ("FDIC Memorandum") dated August 3, 1994, and the Bank and the California State Banking Department executed a Memorandum of Understanding (Department MOU) dated January 31, 1995.

Based upon the January 8, 1996, FDIC examination of the Bank as of November 30, 1995, the Bank has been notified that the FDIC Memorandum was removed effective May 22, 1996 and the Department Memorandum was removed effective June 12, 1996.


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

Liquid assets (cash, federal funds sold and securities purchased under agreements to resale, deposits in other financial institutions and investment securities) as a percent of total deposits, are 33.97% and 34.4% as of June 30, 1996 and December 31, 1995, respectively.

The Bank's goal is to maintain federal funds sold at $7 to $10 million dollars on an average with minimum daily investments monitored closely. Deposits with other institutions and securities purchased under agreements to resale will be maintained as alternative short-term investment products.

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

Results of Operations

The Company reported net income of $461,000, or $0.32 per share, for the six months ended June 30, 1996, compared to net income of $641,000, or $0.48 per share, for the same period in 1995. For the three months ended June 30, 1996, the Company generated net income of $234,000, or $0.16 per share, compared to $343,000, or $0.25 per share, for the three months ended June 30, 1995.

Net interest income is an effective measurement of how well Management has balanced the Company's interest rate sensitive assets and liabilities as well as optimizing the allocation of resources.

Net interest income of $5,879,000 for the six months ended June 30, 1996, reflects an increase of $486,000 or 9.01%, from $5,393,000 for the same period of 1995. Net interest income of $2,941,000 for the second quarter in 1996 reflects an increase of $192,000, or 6.98%, from $2,749,000 for the same quarter in 1995. Rising interest rates and increased net earning assets are the primary reason for the improvement in net interest income.

The Company recorded $444,000 in provision for loan losses during the first six months of 1996 compared to $50,000 for the six months ended June 30, 1995. The increase in the provision for possible loan losses is primarily a result of the Company's commitment to maintain an allowance for loan and lease losses at a sufficient level based upon the size and quality of the loan portfolio.

During the first six months of 1996, the Company maintained a strict focus on controlling noninterest expense. The focus on noninterest expense control began with a corporate commitment in 1989 and, today, continues to be emphasized and enforced. As a result of this continued effort, total noninterest expense categories of salaries, wages and employee benefits, occupancy expense, equipment expense and data processing expense increased a modest $215,000 or 6.63%, during the six months ended June 30, 1996 over the same period in 1995. Primary factors of the increase were the addition of a Chief Credit Officer in Fall 1995 and the re-evaluation of FASB 91 which primarily resulted in smaller salary capitalization per loan. Other operating expense increased $243,000, or 15.27%, during the six months ended June 30, 1996 compared to the same period in 1995 with most of the increase in the area of Professional Fee Analysis.

Risk Elements

The policy of Harbor Bank is that all loans that are past due for ninety (90) days must be placed on non-accrual status. At June 30, 1996, loans on non-accrual status were $6,558,000, or 4.94%, compared to $6,746,000, or 5.17%, of total loans on non-accrual status at December 31, 1995. Accruing loans which are contractually past due ninety (90) days or more were $47,000 at June 30, 1996 compared to $121,000 at December 31, 1995.

At June 30, 1996, the Company was not aware of information regarding performing loans which would cause them to have serious doubts as to the ability of the borrowers to comply with loan repayment terms, nor are they aware of any trends which might have a material impact on future operating results.

Capital Resources

Management seeks to maintain a level of capital adequate to support anticipated asset growth and credit risks and to ensure that the Company is within established regulatory guidelines and industry standards. In 1995, stockholders' equity increased $1,421,497 due to retention of the Company's 1995 net income. The Company's capital plan for 1996 contemplates continued growth in stockholders' equity through the retention of net income. Minimum capital ratios required under the final 1994 risk-based capital regulations are 6.0% for Tier 1 Capital and 8.0% for

Total Capital. At December 31, 1995 the Company had Tier 1 Capital of 10.31% and Total Capital of 11.56% and at June 30, 1996 the company had Tier 1 Capital of 10.08% and Total Capital of 11.33%.

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


                                   HARBOR BANCORP




Dated:     August 13, 1996         /s/ DALLAS E. HAUN
      -----------------------      --------------------------
                                   DALLAS E. HAUN
                                   Vice President




Dated:     August 13, 1996         /s/ MELISSA LANFRE'
      -----------------------      --------------------------
                                   MELISSA LANFRE'
                                   Vice President & CFO