Form 10KSB40/A
period 1995-12-31
HARBOR BANCORP /
filed 1996-10-23
CIK 708193

AMENDMENT #1
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

(Mark one)
   /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
   For the fiscal year ended December 31, 1995
   / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
                      Commission file number 2-79912

                                 HARBOR BANCORP
                 (Name of small business issuer in its charter)

          California                                            95-3764395
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)


       11 Golden Shore  Long Beach, California                     90802
       (Address of Principal Executive Offices)                  (Zip Code)

                    Issuer's telephone number: (310) 491-1111

         Securities registered pursuant to Section 12(b) of the Act:
                                     None

         Securities registered pursuant to Section 12(g) of the Act:
                                     None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  /X/    No

         Check if there is no disclosure of delinquent filers in re sponse to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorpo rated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

State issuer's revenues for its most recent fiscal year: $14,097,765

As of February 29, 1996, the aggregate market value of the common stock held by non-affiliates of the registrant was: $13,395,959

Number of shares of common stock of the registrant outstanding of February 29, 1996: 1,348,021

                                     PART I

ITEM 1.  BUSINESS.
------------------

General
-------

         Harbor Bancorp (the "Company") is a corporation that was organized under the laws of the State of California on July 23, 1982 and commenced business on December 17, 1982 when, pursuant to a reorganization, the Bancorp acquired all of the voting stock of Harbor Bank (the "Bank"). As a bank holding company the Company is subject to the Bank Holding Company Act of 1956, as amended (the "BHC Act"). A general description of the business of each of the Company's subsidiaries is set forth below.

         The Company's principal business is to serve as a holding company for the Bank and its subsidiaries and for other banking or banking-related subsidiaries which the Company may establish or acquire. The Company's principal source of income is dividends from its subsidiaries. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank and its subsidiaries to the Company. As of December 31, 1995, the Company had total consolidated assets of approximately $195 million, total consolidated net loans of approximately $127 million, total consolidated deposits of approximately $179 million and total stockholder's equity of approximately $15 million. The Company does not have any industry segments.

         Harbor Bank Properties was incorporated under the laws of the State of California on September 11, 1975 and is a wholly-owned subsidiary of the Company. This company is presently inactive.

         Harbor Bank was incorporated under the laws of the State of California on December 3, 1973, and was licensed by the California Superintendent of Banks (the "Superintendent") and commenced operations as a California state-chartered bank on May 13, 1974. It currently operates six (6) offices, two offices in Long Beach, one office in Los Alamitos, one office in Irvine, one office in Fountain Valley and one office in Huntington Beach, California. As of December 31, 1995, the Bank had approximately $195 million in assets, approximately $127 million in net loans, and approximately $179 million in deposits.

         H.B. Funding is a California corporation that was incorporated on February 17, 1983 and is wholly-owned by the Bank. H.B. Funding operated as a mortgage company and is currently inactive.

         The Bank provides a wide range of commercial banking services primarily for professionals and small and medium-sized businesses. Services include those traditionally offered by commercial banks of similar size and character in California, such as checking, interest-bearing checking ("NOW") and savings accounts, Money Market Deposit Accounts and Super NOW accounts, commercial, real estate, personal, home improvement, automobile, and other installment and term loans, travelers checks, safe deposit boxes, collection services, and telephone transfers; however, the Bank places special emphasis on services tailored to meet the needs of the professional and business market, such as Small Business Administration ("SBA") loans, and payroll and accounting packages and billing programs. As part of the Bank's wholesale orientation, it makes few consumer loans and does not actively solicit personal as opposed to business accounts. The Bank does not have a trust department; however, the Bank makes arrangements with correspondent institutions to provide trust services as well as investment and international banking services.

         As a result of the Federal Deposit Insurance Corporation ("FDIC") examination at December 31, 1993, the Bank and FDIC executed a Memorandum of Understanding ("FDIC Memorandum") dated August 3, 1994. In accordance with the terms of the FDIC Memorandum, the Bank agreed to take certain actions including the following: (i) the Board of Directors shall increase its participation in the affairs of the Bank; (ii) the Bank shall maintain Tier 1 capital equal to or exceeding six and one-half (6.5%) percent of the Bank's total assets; (iii) the Bank shall eliminate from its books, by charge-off or collection, all assets classified "Loss" that had not been previously collected or charged-off, and reduce the assets classified "Substandard" that had not previously been charged-off in accordance with the reduction schedule contained in the FDIC Memorandum; (iv) the Bank shall not extend, any additional credit to any borrower who had a loan or other extension of credit from the Bank that had been charged-off or classified "Loss" and is uncollected, or "Substandard" without the prior written approval of a majority of the Board of Directors or the Loan Committee of the Bank; (v) the Bank shall revise, adopt, and implement the following: written lending and collection policies; a profit plan; a written business/strategic plan covering the overall operation of the Bank, a liquidity and funds management policy; and a policy for the operation of the Bank in such a manner as to provide adequate internal routine and control policies consistent with safe and sound banking practices; (vi) the Bank shall review the adequacy of the reserve for loan losses and establish a comprehensive policy for determining the adequacy of the reserve for loan losses; (vii) the Bank shall eliminate and/or correct any and all violations of law, and take all necessary steps to ensure future compliance with all applicable laws and regulations;
(viii) the Bank shall file with the FDIC amended Consolidated Reports of Condition and Income as of December 31, 1993; and (ix) the FDIC shall be furnished written progress reports detailing the compliance with the FDIC Memorandum and the results thereof.

         Based upon the January 8, 1996, FDIC examination of the Bank as of November 30, 1995, the Bank was notified on May 22, 1996, that the FDIC Memorandum dated August 3, 1994, has been removed. The Board of Directors of the Bank subsequently approved a resolution which will require the Bank management to maintain certain performance standards. In accordance with the resolution signed April 23, 1996, the Bank agreed to take certain actions including the following: (i) the Bank shall not advance additional credit to any borrower that has had a loan charged off or classified, in whole or in part, "Loss" or "Doubtful" by the FDIC, and is uncollected, (ii) the Bank shall not advance additional credit to any borrower whose loan has been classified, in whole or in part, "Substandard" by the FDIC, without the prior consent and confirmation of the Board of Directors, (iii) deficiencies in credit administration noted in the most recent exam will be corrected by June 25, 1996, (iv) the allowance for loan and lease losses will be maintained at an adequate level, (v) the Bank will adopt a Funds Management Policy which is acceptable to the FDIC, including policies and practices to measure the volatile aspects of the Bank's funding structure, (vi) the Bank will develop action plans to resolve each classified asset, and (vii) the Bank will correct any violations cited in the January 8, 1996, FDIC Report of Examination. The Bank believes that all of the actions noted in the resolution have been taken, or are being monitored on an ongoing basis.

         As a result of an examination conducted by the California State Banking Department (the "Department") as of December 31, 1993, the Bank and the Department executed a Memorandum of Understanding ("Department's Memorandum") dated January 31, 1995. In accordance with the terms of the Department's Memorandum, the Bank agreed to take certain actions including the following: (i) the Bank shall have and retain management acceptable to the Superintendent of Banks; (ii) the Bank shall maintain tangible shareholders' equity in an amount which equals or exceeds six and one-half (6.5%) percent of total tangible assets; (iii) the Bank shall eliminate from its books by charge-off or collection, all assets classified "Loss" that have not been previously collected or charged-off, and reduce the assets classified "Substandard" and "Doubtful" according to the reduction schedule contained in the Department's Memorandum;
(iv) the Bank shall have and maintain an adequate allowance for loan losses, and the Board of Directors shall review the adequacy of the allowance prior to the end of each calendar quarter; (v) the Bank shall maintain an adequate valuation allowance for other real estate owned; (vi) the Bank shall correct all violations of law detailed in the Report of Examination, and the Bank shall take necessary steps to ensure future compliance with all applicable laws, rules and regulations; (vii) the Bank shall revise, adopt and implement the following: written lending and collection policies, a written investment policy, an adequate internal loan and operations audit policy, a written liquidity policy, a profit plan and month-to-month budget for 1995, and an annual schedule to review and adopt all policies; (viii) the Bank shall not make any distributions to its shareholders without the prior written consent of the Superintendent of Banks (the "Superintendent"); and (ix) the Bank shall also furnish written progress reports to the Superintendent on a quarterly basis.

         The Bank believes that it has complied with each item that is contained in the Department's Memorandum. On June 12, 1996, the Bank was notified by the Department that the Department's Memorandum has been removed.

Supervision and Regulation
--------------------------

         Harbor Bancorp
         --------------

            The capital stock of the Company is subject to the registration requirements of the Securities Act of 1933. The common stock of the Bank is exempt from such requirements. The Company is also subject to the periodic reporting requirements of the Securities Exchange Act of 1934, which include, but are not limited to, the filing of annual, quarterly and other reports with the Securities and Exchange Commission.

            The Company, as a bank holding company, is subject to regulation under the BHC Act and is registered with and subject to the supervision of the Federal Reserve Board. Under the BHC Act, a bank holding company is defined as any company which directly or indirectly owns, controls or holds with power to vote, 25% or more of the voting shares of any bank or company that is or becomes a bank holding company under the BHC Act or which controls the election of a majority of the directors of the bank or company. The Company is required to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of voting shares of any bank if, after giving effect to such acquisition, the Company would own or control, directly or indirectly, more than 5% of such bank. The BHC Act prohibits the Company from acquiring any voting shares of, interest in, or all or substantially all of the assets of a bank located outside the State of California unless the laws of such state specifically authorize such acquisition.

            Under the BHC Act, the Company may not engage in any business other than managing or controlling banks or furnishing services to its subsidiaries, except that it may engage in certain activities which, in the opinion of the Federal Reserve Board, are so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The Company is also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company unless the company is engaged in such activities. The Federal Reserve Board's approval must be obtained before the shares of any such company can be acquired and, in certain cases, before any approved company can open new offices. In making such determinations the Federal Reserve Board considers whether the performance of such activities by a bank holding company would offer advantages to the public, such as greater convenience, increased competition, or gains in efficiency, which outweigh possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. Further, the Federal Reserve Board is empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern.

            Although the entire scope of permitted activities is uncertain and cannot be predicted, the major non-banking activities that have been permitted to bank holding companies with certain limitations are: making, acquiring or servicing loans that would be made by a mortgage, finance, credit card or factoring company; operating an industrial loan company leasing real and personal property; acting as an insurance agent, broker, or principal with respect to insurance that is directly related to the extension of credit by the bank holding company or any of its subsidiaries and limited to repayment of the credit in the event of death, disability or involuntary unemployment; issuing and selling money orders, savings bonds and travelers checks; performing certain trust company services; performing appraisals of real estate and personal property; providing investment and financial advice; providing data processing services; providing courier services; providing management consulting advice to nonaffiliated depository institutions; arranging commercial real estate equity financing; providing certain securities brokerage services; underwriting and dealing in government obligations and money market instruments; providing foreign exchange advisory and transactional services; acting as a futures commission merchant; providing investment advice on financial futures and options on futures; providing consumer financial counseling; providing tax planning and preparation services; providing check guaranty services; engaging in collection agency activities; and operating a credit bureau.

            The Company's primary source of income (other than interest income earned on Company capital) is the receipt of dividends and management fees from its subsidiaries. The Bank's ability to make such payments to the Company is subject to certain statutory and regulatory restrictions.

            As a bank holding company, the Company is required to file reports with the Federal Reserve Board and to provide such additional information as the Federal Reserve Board may require. The Federal Reserve Board also has the authority to examine the Company and each of its subsidiaries with the cost thereof to be borne by the Company.

            In addition, banking subsidiaries of bank holding companies are subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates. Subject to certain exceptions set forth in the Federal Reserve Act, a bank can loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate, accept securities of an affiliate as collateral security for a loan or extension of credit to any person or company or issue a guarantee, acceptance or letter of credit on behalf of an affiliate only if the aggregate amount of the above transactions of the Bank and its subsidiaries does not exceed 10% of the Bank's capital stock and surplus on a per affiliate basis or 20% of the Bank's capital stock and surplus on an aggregate affiliate basis. In addition, such transaction must be on terms and conditions that are consistent with safe and sound banking practices. A bank and its subsidiaries generally may not purchase a low-quality asset, as that term is defined in the Federal Reserve Act, from an affiliate. Such restrictions also prevent a holding company and its other affiliates from borrowing from a banking subsidiary of the holding company unless the loans are secured by collateral.

            The BHC Act also prohibits a bank holding company or any of its subsidiaries from acquiring voting shares or substantially all the assets of any bank located in a state other than the state in which the operations of the bank holding company's banking subsidiaries are principally conducted unless such acquisition is expressly authorized by statutes of the state in which the bank to be acquired is located. Legislation adopted in California permits out-of-state bank holding companies to acquire California banks on a regional basis as of July 1, 1987, and on a nationwide reciprocal basis as of January 1, 1991.

            The Company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions the Bank may not condition an extension of credit on a customer's obtaining other services provided by it, the Company or any other subsidiary or on a promise by the customer not to obtain other services from a competitor.

            The BHC Act and regulations of the Federal Reserve Board also impose certain constraints on the redemption or purchase by a bank holding company of its own shares of stock.

            The Federal Reserve Board has cease and desist powers to cover parent bank holding companies and nonbanking subsidiaries where action of a parent bank holding company or its non-financial institutions represent an unsafe or unsound practice or violation of law. The Federal Reserve Board has the authority to regulate debt obligations (other than commercial paper) issued by bank holding companies by imposing interest ceilings and reserve requirements on such debt obligations.

            The ability of the Company to pay dividends to its shareholders is subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally are as follows: (i) the corporation's assets equal at least 1-1/4 times its liabilities; and (ii) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the corporation's interest expense for such fiscal years then the corporation's current assets equal at least 1-1/4 times its current liabilities.

Harbor Bank
-----------

            Banks are extensively regulated under both federal and state law. The Bank, as a California state chartered bank, is subject to primary supervision, periodic examination and regulation by the Superintendent and the FDIC.

            The Bank is insured by the FDIC, which currently insures deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Bank, as is the case with all insured banks, pays a semi-annual statutory assessment and is subject to the rules and regulations of the FDIC. Although the Bank is not a member of the Federal Reserve System, it is nevertheless subject to certain regulations of the Federal Reserve Board.

            Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. Further, the Bank is required to maintain certain levels of capital.

            There are statutory and regulatory limitations on the amount of dividends which may be paid to the stockholders by the Bank. California law restricts the amount available for cash dividends by state-chartered banks to the lesser of retained earnings or the bank's net income for its last three fiscal years

(less any distributions to stockholders made during such period). In the event a bank has no retained earnings or net income for its last three fiscal years, cash dividends may be paid in an amount not exceeding the net income for such bank's last preceding fiscal year only after obtaining the prior approval of the Superintendent.

            The FDIC also has authority to prohibit the Bank from engaging in what, in the FDIC's opinion, constitutes an unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice.

            Banks are subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of its affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of such affiliates. Such restrictions prevent affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank in any other affiliate is limited to 10% of the Bank's capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of the FDIC Improvement Act.

         Potential and Existing Enforcement Actions

            Commercial banking organizations, such as the Bank, may be subject to potential enforcement actions by the FDIC and the Superintendent for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits, the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of the FDIC Improvement Act.

            The regulations of these various agencies govern most aspects of the Bank's business, including required reserves on deposits, investments, loans, certain of their check clearing activities, issuance of securities, payment of dividends, opening of branches, and numerous other areas. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to changes in California and the Federal legislation and regulations which may have the effect of increasing the cost of doing business, limiting permissible activities, or increasing competition.

Effect of Governmental Policies and Recent Legislation
------------------------------------------------------

            Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio comprise the major portion of the Bank's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly the earnings and growth of the Bank are subject to the influence of local, domestic and foreign economic conditions, including recession, unemployment and inflation.

            The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

            From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. The likelihood of any major changes and the impact such changes might have on the Bank are impossible to predict. Certain of the potentially significant changes which have been enacted and proposals which have been made recently are discussed below.

         Capital Standards

            The FDIC has adopted risk-based capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

            A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long-term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

            In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

            Effective January 17, 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy.

            In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (a) assets classified loss; (b) 50 percent of assets classified doubtful; (c) 15 percent of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming 12 months.

            Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with SFAS No. 109. The federal banking agencies recently issued final rules governing banks and bank holding companies, which became effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institutions regulatory capital. The standard has been in effect on an interim basis since March 1993. Deferred tax assets that can be realized for taxes paid in prior carry back years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, or (ii) 10% of Tier 1 capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 capital and total assets and regulatory capital calculations.

            Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends. As of December 31, 1995, the Company and the Bank had total risk-based capital ratios of 11.56% and 11.55%, Tier 1 risk-based capital ratios of 10.31% and 10.30% and leverage capital ratios of 7.09% and 7.04%, respectively. Based upon these ratios, the Bank was deemed well capitalized as of December 31, 1995 under the prompt corrective action provisions of the FDIC Improvement Act.

            Prompt Corrective Action and Other Enforcement Mechanisms

            Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significant undercapitalized and critically undercapitalized.

            In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of federal law. An insured depository institution generally will be classified in the following categories based on capital measures indicated below:


    "Well Capitalized"                               "Adequately Capitalized"
    ------------------                               ------------------------
Total risk-based capital of 10%;            Total risk-based capital of 8%;

Tier 1 risk-based capital of 6%; and        Tier 1 risk-based capital of 4%; and

         Leverage ratio of 5%                     Leverage ratio of 4%

   "Undercapitalized"                        "Significantly Undercapitalized"
   ------------------                        --------------------------------
Total risk-based capital less                Total risk-based capital less
than 8%                                      than 6%;

Tier 1 risk-based capital less               Tier 1 risk-based capital less
than 4%; or                                  than 3%; or

Leverage ratio less than 4%                  Leverage ratio less than 3%


         "Critically Undercapitalized"
         -----------------------------

         Tangible equity to total assets less than 2%.


            An institution that, based upon its capital level, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

            The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan (i) specifies the steps the institution will take to become adequately capitalized, (ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt corrective action provisions.

            An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced acquisition; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

            Further restrictions and sanctions are required to be imposed on insured depository institution that are critically undercapitalized. For example, a critically undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of business without prior regulatory approval and could not, with certain exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming critically undercapitalized. Most importantly, however, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the regulator.

            In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

         Safety and Soundness Standards

            On February 2, 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. Additional standards on earnings and classified assets are expected to be issued in the near future.

            In December 1992, the federal banking agencies issued final regulations prescribing uniform guidelines for real estate lending. The regulations, which became effective on March 19, 1993, require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

            Appraisals for "real estate related financial transactions" must be conducted by either state certified or state licensed appraisers for transactions in excess of certain amounts. State certified appraisers are required for all transactions with a transaction value of $1,000,000 or more; for all nonresidential transactions valued at $250,000 or more; and or "complex" 1-4 family residential properties of $250,000 or more. A state licensed appraiser is required for all other appraisals. However, appraisals performed in connection with "federally related transactions" must now comply with the agencies appraisal standards. Federally related transactions include the sale, lease, purchase, investment in, or exchange of, real property or interests in real property as security for a loan or investment, including mortgage-backed securities.

         Premiums for Deposit Insurance

            Federal law has established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. The FDIC also has authority to impose special assessments against insured deposits.

                  The FDIC has adopted final regulations implementing a risk-based premium system required by federal law. Under the regulations which cover the assessment periods commencing on and after January 1, 1994, insured depository institutions are required to pay insurance premiums within a range of 23 cents per $100 of deposits to 31 cents per $100 of deposits depending on their risk classification. The FDIC, effective September 30, 1995, lowered assessments from their rates of $.23 to $.31 per $100 of insured deposits to rates of $.04 to $.31, depending on the health of the bank, as a result of the recapitalization of the BIF. On November 15, 1995, the FDIC voted to drop its premiums for well capitalized banks to zero effective January 1, 1996. Other banks will be charged risk-based premiums up to $.27 per $100 of deposits.

                  Congress is expected to act soon on provisions to strengthen the Savings Association Insurance Fund (the "SAIF") and to repay outstanding bonds that were issued to recapitalize the SAIF's successor as a result of payments made due to the insolvency of savings and loan associations and other federally insured savings institutions in the late 1980s and early 1990s. Costs for these measures could be passed along, in part, to the banking industry.

         Interstate Banking and Branching

                  On September 29, 1994, the President signed in law the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain regulatory approval to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

                  The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirement and conditions as for a merger transaction.

                  The Interstate Act is likely to increase competition in the Bank's market areas especially from larger financial institutions and their holding companies. It is difficult to asses the impact such likely increased competition will have on the Bank' operations.

                  In 1986, California adopted an interstate banking law. The law allows California banks and bank holding companies to be acquired by banking organizations in other states on a "reciprocal" basis (i.e., provided the other state's law permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to banking organizations solely within that state). The law took effect in two states. The first state allowed acquisitions on a "reciprocal" basis within a region consisting of 11 western states. The second stage, which became effective January 1, 1991, allows interstate acquisitions on a national "reciprocal" basis. California has also adopted similar legislation applicable to savings associations and their holding companies.

                  On September 28, 1995, Governor Pete Wilson signed Assembly Bill No. 1482, the Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 (the "1995 Act"). The 1995 Act, which was filed with the Secretary of State as Chapter 480 of the Statutes of 1995, became operative on October 2, 1995.

                  The 1995 Acts opts in early for interstate branching, allowing out-of-state banks to enter California by merging or purchasing a California bank or industrial loan company which is at least five years old. Also, the 1995 Act repeals the California Interstate (National) Banking Act of 1986, which regulated the acquisition of California banks by out-of-state bank holding companies. In addition, the 1995 Act permits California state banks, with the approval of the Superintendent of Banks, to establish agency relationships with FDIC-insured banks and savings associations. Finally, the 1995 Act provides for regulatory relief, including (i) authorization for the Superintendent to exempt banks from the requirement of obtaining approval before establishing or relocating a branch office or place of business, (ii) repeal of the requirement of directors' oaths (Financial Code Section 682), and (iii) repeal of the aggregate limit on real estate loans (Financial Code Section 1230).

         Community Reinvestment Act and Fair Lending Developments

                  The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of financial institutions in meeting the credit needs of their local community, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

                  In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institutions' actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. In March 1994, the Federal Interagency Tax Force on Fair lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

         Changes in Accounting Principles

                  In February 1992, the Financial Accounting Standards Board ("FASB") issued SFAS No. 109 "Accounting for Income Taxes," which supersedes SFAS No. 96 of the same title. SFAS No. 109 is effective for fiscal years beginning after December 31, 1992, or earlier at the Bank's option. SFAS No. 109 employs an asset and liability approach in accounting for income taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted tax laws. SFAS No. 109 was adopted by the Bank in 1993 and there is no material impact on the Bank's financial statements.

                  In December 1991, the FASB issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," which is effective for fiscal years ending after December 15, 1992 (December 15, 1995 in the case of entities with less than $150 million in total assets such as the Bank). SFAS No. 107 requires financial intermediaries to disclose, either in the body of their financial statements or in the accompanying notes, the "fair value" of financial instruments for which it is "practicable to estimate that value." SFAS No. 107 defines "fair value" as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices, if available, are deemed the best evidence of the fair value of such instruments. Most deposit and loan instruments issued by financial intermediaries are subject to SFAS No. 107 and its effect will be to require financial statement disclosure of the fair value of most of the assets and liabilities of financial intermediaries such as the Bank. Management is unable to predict what effect, if any, such disclosure requirements could have on the market price of the common stock of the Bank or its ability to raise funds in the financial markets.

                  In May 1993, the FASB issued Statement of Financial Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"). Under the provisions of SFAS No. 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 requires creditors to measure impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate. If the measure of the impaired loan is less than the recorded investment in the loan, a creditor shall recognize an impairment by creating a valuation allowance with a corresponding charge to bad debt expense. This statement also applies to restructured loans and changes the definition of in-substance foreclosures to apply only to loans where the creditor has taken physical possession of the borrower's assets. SFAS No. 118 amended SFAS No. 114, to allow a creditor to use existing methods for recognizing interest income on an impaired loan. To accomplish that it eliminated the provisions in SFAS No. 114 that described how a creditor should report income on an impaired loan. SFAS No. 118 did not change the provisions in SFAS No. 114 that require a creditor to measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. SFAS No. 118 amends the disclosure requirements in SFAS No. 114 to require information about the recorded investments in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. SFAS No. 114 is effective for financial statements issued for fiscal years beginning after December 15, 1994. Implementation of this standard will not have a material impact on the Company's financial position.

                  In May 1993, the FASB issued SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" addressing the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments would be classified in three categories and accounted for as follows: (i) debt securities that the entity has the positive intent and ability to hold to maturity would be classified as "held to maturity" and reported at amortized cost; (ii) debt and equity securities that are held for current resale would be classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and (iii) debt and equity securities not classified as either securities held to maturity or trading securities would be classified as securities available for sale, and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. The rule is effective for financial statements for calendar year 1994, but may be applied to an earlier fiscal year for which annual financial statements have not been issued.

                  Effective for 1994, the Bank has implemented SFAS No. 115 regarding its investment securities. Accordingly, all of the securities have been classified as either "held to maturity" or "available for sale".

         Other Regulations and Policies

                  The federal regulatory agencies have adopted regulations that implement Section 304 of FDICIA which requires federal banking agencies to adopt uniform regulations prescribing standards for real estate lending. Each insured depository institution must adopt and maintain a comprehensive written real estate lending policy, developed in conformance with prescribed guidelines, and each agency has specified loan-to-value limits in guidelines concerning various categories of real estate loans.

                  Various requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal regulations include requirements to maintain non-interest bearing reserves against deposits, limitations on the nature and amount of loans which may be made, and restrictions on payment of dividends. The California Superintendent of Banks approves the number and locations of the branch offices of a bank. California law exempts banks from the usury laws.

Monetary Policy

                  Banking is a business which depends on rate differentials. In general, the difference between the interest paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank investment portfolios will comprise the major portion of the Bank's earnings.

                  The earnings and growth of the Bank will be affected not only by general economic conditions, both domestic and international, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The Federal Reserve Board can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in U.S. Government securities, limitations upon savings and time deposit interest rates, and adjustments to the discount rates applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the Federal Reserve Board influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact that future changes in fiscal or monetary policies or economic controls may have on the Bank's businesses and earnings cannot be predicted.

Competition

                  The banking business in California generally, and in the Bank's primary service areas specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices and operations over a wide geographic area. Among the advantages such major banks have over the Bank are their ability to finance and wide-ranging advertising campaigns and to allocate their investment assets to regions of higher yield and demand. Such banks offer certain services such as trust services and international banking which are not offered directly by the Bank (but which can be offered indirectly by the Bank through correspondent institutions). In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank. (Legal lending limits to an individual customer are based upon a percentage of a bank's total capital accounts.) Other entities, both governmental and in private industry, seeking to raise capital through the issuance and sale of debt or equity securities also provide competition for the Bank in the acquisition of deposits. Banks also compete with money market funds and other money market instruments which are not subject to interest rate ceilings.

                  In order to compete with other competitors in their primary service areas, the Bank attempts to use to the fullest extent the flexibility which their independent status permits. This includes an emphasis on specialized services, local promotional activity, and personal contacts by their respective officers, directors and employees. In particular, each of the banks offers highly personalized banking services.

Employees

                  At December 31, 1995, the Company and the Bank employed 95 individuals, all on a full-time basis. The Company believes that its employee relations are excellent.

Statistical Disclosure

                  The following tables and data set forth, for the respective periods shown, statistical information relating to the Company and its subsidiaries. This statistical data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Financial Statements and Notes thereto incorporated by reference herein from the Company's 1995 Annual Report. See "ITEM 6. SELECTED FINANCIAL DATA, "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," and "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." Average balances in all tables are computed using daily average balances for each month divided by the number of months in the period. Unless the context indicates otherwise, all references to the Company in the following tables and data include the Company and its subsidiaries on a consolidated basis.

                                                    Year ended December 31, 1995            Year ended December 31, 1994
                                                              Interest      Average                      Interest        Average
                                                Average        Income        Yields     Average           Income          Yields
                                                Balance       Or Expense    Or Rates    Balance          Or Expense      Or Rates
                                              --------------------------------------    -----------------------------------------
ASSETS
  Interest Earning Deposits                   $     495        $      31       6.26%    $   1,445        $      85          5.88%
 Taxable Securities                              28,357            1,739       6.13        20,405              989          4.85
  Non-taxable Securities                            341               21       6.16           356               22          6.18
  Federal Funds Sold                             14,696              805       5.48        12,996              537          4.13
  Loans (1)                                     118,986           11,502       9.67       116,535           10,320          8.86
                                              ---------        ---------       ----     ---------        ---------          ----
    TOTAL EARNING ASSETS/
     INTEREST INCOME                            162,875           14,098       8.66%      151,737           11,953          7.88%

 Reserve for Loan Losses                         (3,044)                                   (3,228)
 Other Assets                                    21,539                                    25,061
                                              ---------                                 ---------
TOTAL ASSETS                                  $ 181,370                                 $ 173,570
                                              =========                                 =========
LIABILITIES
& STOCKHOLDERS' EQUITY
  Savings & Interest-bearing
   Demand Deposits                            $  65,702        $   1,413       2.15%    $  60,854        $   1,207          1.98%
  Time Deposits                                  24,473            1,185       4.84        21,170              727          3.43
  Borrowed Funds                                    767               44       5.74         1,135               72          6.34
                                              ---------        ---------       ----     ---------        ---------          ----
TOTAL INT-BEARING
LIABILITIES/
  INTEREST EXPENSE                               90,942            2,642       2.91%       83,159            2,006          2.41%

   Demand Deposits                               75,823                                    75,253
   Other Liabilities                                829                                     1,818
                                              ---------                                 ---------
TOTAL LIABILITIES                               167,594                                   160,230
STOCKHOLDERS' EQUITY                             13,776                                    13,340
                                              ---------                                 ---------
TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                          $ 181,370                                 $ 173,570
                                              =========                                 =========

  Net Interest Income                                          $  11,456                                 $   9,947
                                                               =========                                 =========
  Net Interest Income to Earning Assets                                        7.03%                                        6.56%
                                                                               ====                                         ====


(1) Included in interest income on loans are fees of $433,019 in 1995 and $464,313 in 1994.

Note: Interest income on nonaccrual loans is not included in interest income. Interest income on non-taxable securities is not stated on a tax-equivalent basis. Due to rounding individual amounts may not agree to audited statements by $1 - 2.

The following table sets forth changes in interest income and interest expense and the amount of change attributable to variances in volume and variance in interest rates. The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.


                                                    1995 OVER 1994                         1994 OVER 1993
                                                    --------------                         --------------
                                                   Amount of Change                       Amount of Change
                                                     Attributed to:                         Attributed to:

                                         Total Increase                         Total Increase
                                          or (Decrease)   Volume     Rate        or (Decrease)    Volume      Rate
                                         ----------------------------------     -----------------------------------
                                                     (in thousands)                         (in thousands)
  Interest Income:

  Interest on taxable securities            $  750        $437        $  313        $ 258        $ 202        $  56

  Interest on nontaxable securities             (1)         (1)           (0)          (8)          (7)          (1)

  Interest on deposits with banks              (54)        (58)            4           (7)          (2)          (5)

  Federal funds sold                           268          82           186         (170)        (409)         239

  Interest & fees on loans(1)                1,182         227           955         (378)         415         (793)
                                            ------        ----        ------        -----        -----        -----
    TOTAL INTEREST INCOME                    2,145         687         1,458         (305)         199         (504)

 Interest Expense:

  Interest on Deposits:

    Savings & Interest bearing demand          206         100           106           21          179         (158)

    Other time deposits                        458         137           321           99          116          (17)

  Interest on short-term borrowing             (28)          0           (28)         (30)           0          (30)
                                            ------        ----        ------        -----        -----        -----
       TOTAL INTEREST EXPENSE                  636         237           399           90          295         (205)

                                            ------        ----        ------        -----        -----        -----
Net Interest Spread                         $1,509        $450        $1,059        $(395)       $ (96)       $(299)
                                            ======        ====        ======        =====        =====        =====

Note: Individual line items may not agree exactly to changes apparent from the audited statements by $1 - 2 due to rounding.

(1) Included in interest & fees on loans are fees of $433,019 in 1995 and $464,313 in 1994.

(2) The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the dollar amounts of the change in each. The following table shows the distribution of assets, liabilities and stockholders' equity; interest rates and interest differential (dollars in thousands).

                              Investment Portfolio

     The Bank positions its investment portfolio to maintain a level of liquidity considered adequate within the prevailing economic climate. Under this policy, purchases of investment securities as well as the sale of federal funds are made after consideration of liquidity requirements.

     Maturities of the investment portfolio by investment categories is as follows at December 31, 1995 (in thousands):

                                    ----------------------------------------------------
                                    Less than      One Year    Five Thru        After
                                     One Year        Thru      Ten Years       Ten Years
                                                  Five Years
                                    ----------------------------------------------------
                          Book
                         Value
                        ------
U.S. gov't
  & agency
  obligations(1)        $33,812       $28,977       $ 1,260       $ 1,650       $ 1,924

Obligations of
state/political
 subdivisions (2)           338            --           137           201            --
Mutual funds, net           832            --            --            --           832
                        -------       -------       -------       -------       -------
                        $34,982       $28,977       $ 1,397       $ 1,852       $ 2,756
                        =======       =======       =======       =======       =======

Yield-Weighted Average      5.85%      7.68%       6.42%     8.69%


(1)     Carrying value of $34,819 at December 31, 1994

(2)     Carrying value of $341 at December 31, 1994

Note: Interest income on non-taxable securities is not stated on a tax-equivalent basis.

                                 Loan Portfolio
                                 (in thousands)

                        Domestic
                                    Commercial     Real Estate
                                                      Loans
                                                  (Construction)
Maturity Distribution:

Due within one year                    $30,075       $ 1,080
Due after one but before five
 years                                  21,016         2,049
Due after five years                       437           283
                                       -------       -------
TOTAL AT DECEMBER 31, 1995             $51,528       $ 3,412
                                       =======       =======
Interest Sensitivity:  Loans Due
 After One Year
  Fixed-rate loans                     $14,578       $ 1,500
  Prime-tied loans                       6,889           831
                                       -------       -------
TOTAL AT DECEMBER 31, 1995             $21,467       $ 2,331
                                       =======       =======

                         Loans Contractually Past Due
                                 all domestic)

                           Total Loans   Past Due 90    Days(2)     Loans On
                           Outstanding    Amount  %    of Total   Non Accrual(1)
                           -----------------------------------------------------
                                                 (in thousands)
December 31, 1995:
  Commercial                $ 51,528       $ 46           .09%        $1,190
  Real Estate-secured         69,561         35           .05%         5,497
  Real Estate-
   construction                3,412         --            --             --
  Installment                  5,911         40           .67%            59
                            --------       ----           ---         ------
   TOTAL                    $130,412       $121           .09%        $6,746
                            ========       ====           ===         ======

December 31, 1994:
  Commercial                $ 46,502       $ 97           .21%        $2,041
  Real Estate-secured         60,412          0           .00%         3,636
  Real Estate-
   construction                4,329          0           .00%             0
  Installment                  3,607          0           .00%            63
                            --------       ----           ---         ------
    TOTAL                   $114,850       $ 97           .08%        $5,740
                            ========       ====           ===         ======

(1) Interest income which would have been recognized in 1995 and 1994 on nonperforming loans was approximately $260,264 and $166,308 respectively. The amount of interest income on nonperforming loans that was included in net income in 1995 was approximately $194,925.

(2) Loans on Non Accrual have been excluded from the Past Due 90 Day column.

                         Summary of Loan Loss Experience
                         -------------------------------
                                 (in thousands)

                                                   1995                1994
                                                   ----                ----
Loans outstanding at year-end, net of
  unearned interest income
                                                 $ 130,412           $ 114,850
                                                 =========           =========
Average loans outstanding, net of
  unearned interest income

                                                 $ 118,986           $ 116,535
                                                 =========           =========

Reserve balance, beginning of year               $   3,224           $   3,667

Recoveries:

  Commercial                                            17                  20
  Real Estate-mortgage                                 -0-                 -0-
  Installment                                            2                  24
                                                 ---------           ---------
    TOTAL                                               19                  44

Loans charged off:

  Commercial                                          (393)             (1,401)
  Real Estate-mortgage                                (137)               (126)
  Real Estate-construction                             -0-                 -0-
  Installment                                          (22)                (48)
                                                 ---------           ---------
    TOTAL                                             (552)             (1,575)
                                                 ---------           ---------
Net loans charged off                                 (533)             (1,531)

Provision charged to expense                           312               1,088

                                                 ---------           ---------
Allowance balance, end of year                   $   3,003           $   3,224
                                                 =========           =========

Ratio of net loans charged off to
  average loans outstanding                           0.45%               1.31%
                                                      ====                ====

Ratio of allowance for loan
  losses to loans at year end                         2.30%               2.81%
                                                      ====                ====



The Company does not anticipate charge-offs in 1996 for any loan categories, however, the Company gives no assurance that charge-offs will not occur in 1996.

                          Policy for Non-Accrual Loans

The policy of Harbor Bank is that all loans that are past due for ninety (90) days must be placed on a non-accrual status. In addition, loans in which it is probable that full collection of principal will not occur are placed on non-accrual status.

                         Risk Elements in Loan Portfolio
                                       and
                 Determination of the Allowances for Loan Losses

     The allowance for loan losses represents management's recognition of the quality of the loan portfolio. The allowance is maintained at a level considered to be adequate for potential loan losses based on management's assessment of various factors affecting the loan portfolio, which includes a review of problem loans, business conditions and the overall quality of the loan portfolio.

     The allowance is increased by the provision for loan losses charged to operations and reduced by loans charged off to the allowance, net of recoveries. During 1995, $312,596 was provided for loan losses compared to $1,088,000 provided during 1994 and $2,958,359 provided in 1993. In addition, the Company acquired $606,356 in additional loan loss reserve from the FDIC as part of the purchase of loan pools in 1993. The substantial provision for loan losses in 1994 and 1993 has been necessitated by high levels of non-performing and classified loans and loan charge-offs.

The following table shows an allocation of the allowance for loan losses as of the end of 1994 and 1995.


                                                                         Percent of
                                                                       Loans in Each
                                                                        Category to
                                                     Amount              Total Loans
                                                     ------              -----------
December 31, 1995:

  Commercial                                          $1,059               39.5%
  Real Estate-secured                                  1,795               53.3
  Real Estate-construction                               116                2.6
  Installment                                             33                4.5
                                                      ------              -----
                                                      $3,003              100.0%
                                                      ======              =====
December 31, 1994:

  Commercial                                          $1,863               59.7%
  Real Estate-secured                                  1,151               31.7
  Real Estate-construction                               165                4.2
  Installment                                             45                4.4
                                                      ------              -----
                                                      $3,224              100.0%
                                                      ======              =====


Management believes that the allowance for loan and lease losses is adequate for potential loan losses. In addition, the Bank has undertaken a number of actions including restructuring loan administration, developing and adopting new or revised policies, procedures and systems that are designed to improve the credit, review and classification processes, and reduction of classified assets and nonperforming assets.

                           Return on Equity and Assets
                           ---------------------------
                                 (in thousands)

                                                        Year ended December 31
                                                        ----------------------
                                                      1995                 1994
                                                      ----                 ----


Net Income                                         $  1,238            $    158
Average Total Assets                                181,370             173,570

RETURN ON AVERAGE ASSETS                               0.68%               0.09%

Net Income                                         $  1,238            $    158
Average Equity                                       13,776              13,340

RETURN ON AVERAGE EQUITY                               8.99%               1.18%


Average Total Equity                               $ 13,776            $ 13,340
Average Total Assets                                181,370             173,570

AVERAGE TOTAL EQUITY TO ASSET
 RATIO                                                 7.60%               7.69%

Dividend Declared Per Share                        $     --            $     --
Net Income Per Share                                   0.92                0.12

DIVIDEND PAYOUT RATIO                                    --                 --


The FDIC, based upon their examination dated November 30, 1995, believes that capital levels have been maintained above pre scribed regulatory minimums for well capitalized banks and those specified in the FDIC Memorandum dated August 3, 1994.

                                    Deposits

The following table sets forth by time remaining to maturity, domestic time certificates of deposit in amounts of $100,000 or more at December 31, 1995 (in thousands):

                  Less than three months            $11,901
                  Three to six months                 2,489
                  Six to twelve months                  888
                  Over twelve months                      -
                                                    -------
                                                    $15,278
                                                    =======

ITEM 2. PROPERTIES

     The Company's Corporate offices and the Bank's Main office are located at 11 Golden Shore, Long Beach, California, 90802, within a six-story modern free-standing structure. The banking facilities are located on the main floor and contain 7,500 square feet. The premises include three walk-up windows, a vault, safe deposit boxes and a parking lot for approximately 60 cars. The administrative offices are located on the sixth floor and use approximately 12,000 square feet of that floor. The Bank has under lease the remaining 4,000 square feet of the sixth floor, which has been subleased to other tenants. The office building is named and signed Harbor Bank. There are two levels of parking below ground which provide adequately for Bank personnel and other personnel within the building.

     In connection with its Golden Shore office, the Bank entered into a Lease Agreement for a term of ten years, renewable by the Bank for an additional ten year term to expire December 2002. The Lease Agreement (lease) is a triple net lease, and the Bank is responsible for nearly every cost and expense associated with renting its premises. The annual cost of the lease in 1996 is expected to be $805,000. Annual increases in the Bank's rental obligations under the Lease will not exceed 7% or the cost of living index each year, and will be reviewed every three years.

     The Bank's Marina office is located in a one-story, free-standing structure with approximately 7,500 square feet of area located at 6265 E. Second Street, Long Beach, California 90803. The building was converted in part for the Bank's use of approximately 16,000 square feet, of which 6,000 is currently leased to M & W Financial and 2,400 square feet is leased to Bancap Investment Group. The facility is located within a retail business complex with all parking as joint use. The premises include a vault, safe deposit boxes, a two-lane drive-up facility and two walk-up windows. The lease term expires in December 2000 and the expected annual cost in 1996 is $295,000.

     The Bank's Los Alamitos office is located in a one-story, modern free-standing structure with approximately 7,500 square feet of area located at 5252 Katella Avenue, Los Alamitos, California 90720. The Bank leases the land at a monthly cost of $6,360 (for an annual rental of $76,320) and the lease expires in 1999. There is parking for approximately 35 cars. These premises also include a vault, safe deposit boxes, a four-lane drive-up facility and a walk-up window.

      The Bank's Huntington Harbour office is located within a retail shopping and business complex, and has approximately 3,700 square feet of area at 16400 Pacific Coast Highway, Huntington Beach, California 92649. The space is leased with an annual cost of $108,000 and an expiration date of November 1999. There is ample parking which is shared with other tenants. The prem ises include a vault, safe deposit boxes, a two-lane drive-up facility and two walk-up windows.

     The Bank's Fountain Valley office is located in a free-standing, modern, two-story structure located at 10760 Warner Avenue, Fountain Valley, California 92708. The Bank owns the building and land which has a fair market value of approximately $850,000. The Bank occupies 4,000 square feet of the ground floor and has approximately 3,400 square feet of rental space available. The Bank premises include a vault, safe deposit boxes, three drive-up tellers and a walk-up teller.

     The Bank's South Coast office is located in a free-standing, modern building and is part of a business complex at 9 Executive Circle, Irvine, California 92714. The bank leases the ground floor of the building which is approximately 22,940 square feet and occupies approximately 13,870 square feet which includes a branch office and also a Service Center operation at a monthly cost of $40,000 (for an annual rental of $ 480,000). The lease expires in March of 2005. The Bank premises include a vault, safe deposit boxes, two drive-up tellers and a walk-up teller window. The remaining 9,073 square feet is subleased to Opera Pacific and the Building Industry Association of Orange County.

ITEM 3. LEGAL PROCEEDINGS.

         Due to the nature of their business, the Company, the Bank, and their subsidiaries are subject to legal actions threatened or filed which arise from the normal course of their business. Management believes that such litigation is incidental to the business of the Company and the Bank and the eventual outcome of all currently pending legal proceedings against the Bank will not be material to the Company's or the Bank's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of Harbor Bancorp is not listed on any stock exchange nor with the NASDAQ. Although there is a relatively limited trading market in the common stock of Harbor Bancorp, management is aware that Everen Securities, Smith Barney, Ryan, Beck & Co., Elmer E. Powell & Company, Burford Capital and Hoefer and Arnett make a market in the Company's stock. The number of stockholders of record on December 31, 1995 was approximately 434.

     The following table, which summarizes stock activity during the Company's two fiscal years is based upon information provided by Everen Securities and Hoefer & Arnett.

                                                     Sales Price
Quarter Ended:                          High             Low        Dividend
-------------------------------------------------------------------------------



March 31, 1994                        $ 7.00            $5.50
June 30, 1994                           7.00             5.50
September 30, 1994                      7.50             5.50
December 31, 1994                       7.50             6.00           (1)

March 31, 1995                        $ 7.75            $6.50
June 30, 1995                           8.50             7.00
September 30, 1995                     10.00             7.50
December 31, 1995                      11.00             8.875



(1) 5% stock dividend at 10/1/94

ITEM 6.  SELECTED FINANCIAL DATA

                                At or For the Year Ended December 31,

                                    1995             1994               1993              1992               1991
                                    ----             ----               ----              ----               ----

Operating results:

Net interest income           $  11,456,120     $   9,946,446     $  10,341,090      $  10,167,942     $   8,764,671

Provision for loan losses           312,596         1,088,000         2,958,359            484,000           235,233
Net income                        1,238,534           157,940          (660,710)           842,828           821,771

Earnings per share                     0.92              0.12             (0.49)              0.64              0.59

Cash dividends                          -0-               -0-               -0-            291,259               -0-



Balance sheet total:

Total assets                  $ 195,092,129     $ 176,465,496     $ 191,051,914      $ 168,115,137     $ 161,577,947

Net loans                       127,408,913       111,625,771       116,840,943        108,925,048       101,285,497

Deposits                        179,204,795       162,111,914       176,001,561        153,397,098       146,933,902

Notes payable                           -0-               -0-               -0-                -0-               -0-

Total stockholders'equity        14,556,427        13,134,930        13,095,952         13,750,862        13,131,163

Item 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations is intended to provide a better under standing of the significant changes and trends relating to the financial condition, results of operations, capital resources, liquidity and interest rate sensitivity of the Company during the three-year period ended December 31, 1995. The following discussion will focus on Harbor Bancorp's goals in conjunction with current events and trends. Reference should be made to the accompanying Consolidated Financial Statements of the Company and related notes for an understanding of the following discussion and analysis.

FINANCIAL CONDITION

     Assets

     Total assets increased $18,626,633, or 10.56%, from $176,465,496 at
December 31, 1994 to $195,092,129 at December 31, 1995. The increase in total assets results primarily from an increase in cash and cash equivalents and loans. Total earning assets also experienced an increase of $15,925,381, or 9.31%, from $155,164,416 at December 31, 1994 to $171,089,797 at December 31,
1995. The increase in total assets and total earning assets from December 31, 1994 to December 31, 1995, is primarily the result of strong growth in loans and an increase in core deposits.

     Total loans increased by $15,561,905, or 13.55%, from $114,850,239 at
December 31, 1994 to $130,412,144 at December 31, 1995. In 1995, the Company benefited from a continued consolidation in the banking industry in Southern California due to bank mergers, acquisitions and closures. The increase in the loan portfolio is primarily a result of additional volume generated due to the industry consolidation. Management continues to emphasize funding only the best credits and there has been no change in the Company's philosophy of no growth for growth's sake. Cash and cash equivalents increased $4,787,665, or 22.40% from $21,376,547 at December 31, 1994 to $26,164,212 at December 31, 1995. The
increase in cash and cash equivalents is primarily due to an overall increase in deposits and an increase of $1,623,000 in the balances the Bank is required to maintain at the Federal Reserve Bank. This requirement, which is based on a percentage of deposits, increased from $2,536,000 at December 31, 1994 to $4,159,000 at December 31, 1995.

     Sources of Funds

     The principal source of funds for the Company in 1995 was in noninterest bearing deposits which increased $19,854,588, or 27.52%, to $92,003,263 at December 31, 1995. Interest bearing deposits decreased $2,761,707, or 3.07%, to $87,201,532 at December 31, 1995 from $89,963,239 at December 31, 1994. Overall total deposits increased 10.54%, or $17,092,881, from $162,111,914 to
$179,204,795 for December 31, 1994 and 1995, respectively. The principal source of the overall increase was growth in core deposits. The Company continues to maintain local commercial deposits by providing a secure, stable presence in its market area. Substantially all of the Company's deposits are local, core deposits. The Company does not have any out-of-area brokered deposits included in the deposit base. The Company continues to emphasize core deposits and has elected not to compete for volatile deposits with increased rates.

Results of Operations

     Net Interest Income

     Net interest income, the difference between interest and fees earned on earning assets and interest paid on deposits and other sources of funds, has continued to be challenged by deregulation through increased competition and market conditions. The Company's net interest income is affected by the change in the amount and mix of interest-earning assets and interest-bearing liabilities. It is also affected by changes in yields earned on interest-earning assets and rates paid on deposits and borrowed funds. Net interest income in 1995 was $11,456,120 compared to $9,946,446 in 1994 and $10,341,090 in 1993. The
Company is consistent in its ability to maintain a strong net interest income position with the increase in 1995 a result of an increase in earning assets. Interest earning assets averaged $162,875,000 in 1995 compared to $151,737,000 in 1994, which represents a increase of $11,138,000, or 7.34%. Loans, the largest component of interest earning assets, averaged $118,986,000 for the year ended December 31, 1995 compared to $116,535,000 for the year ended December 31, 1994. Net interest income, when expressed as a percentage of average total interest earning assets, is referred to as the net interest margin. The Company's net interest margin increased slightly to 7.03% in 1995 from 6.56% in 1994 and 6.68% in 1993. Net interest spread, the effective rate of interest income on earning assets less the effective rate of interest expense on deposits, decreased to 4.1% in 1995 from 4.2% in 1994 and 5.2% in 1993.

     Allowance and Provision for Loan Losses

     The allowance for loan losses is a general reserve established by management to absorb potential losses inherent in the entire loan portfolio. In evaluating the adequacy of the allowance, management gives consideration to the Company's loan loss experience, the performance of loans in the Company's portfolio, the quality of the loans in the Company's portfolio, evaluation of collateral for such loans, the economic conditions affecting collectibility of loans, the prospects and financial condition of the respective borrowers or guarantors and such other factors which in management's judgment deserve recognition in the estimation of loan losses. During 1995, $312,596 was provided for loan losses compared to $1,088,000 provided during 1994 and $2,958,359 provided during 1993. In 1993, the Company acquired $606,356 in additional loan loss reserve from the FDIC as part of the purchase of loan pools. The substantial provision for loan losses in 1994 and 1993 compared to 1995 was necessitated by high levels of non-performing and classified loans and loan charge-offs. Net charge-offs for 1995, 1994 and 1993 were approximately $533,832, $1,530,355, and $1,253,350, respectively. The allowance for loan losses at December 31, 1995 was approximately $3,003,000, or 2.30% of total loans, as compared to $3,224,000, or 2.81% of total loans at December 31, 1994. Non-performing loans, loans which are no longer accruing interest, increased $1,006,461, or 17.54,% to $6,745,972 at December 31, 1995 compared to $5,739,511 at December 31, 1994. Of the $6,745,972 in non-performing loans at December 31, 1995, $2,686,978 were on cash basis nonaccrual. All payments have been received as agreed on the cash basis nonaccrual loans which have a weighted average interest rate of approximately 6.10%. The primary reason for the increase in non-performing loans was the addition in the fourth quarter of two loans totaling approximately $1.5 million.


                                 ANNUAL REPORT
                               NONACCRUAL COMMENT

Of the $6,745,972 in non-performing loans on December 31, 1995, $2,686,978 were on cash basis nonaccrual. All payments have been received as agreed on the cash basis nonaccrual loans which have a weighted average interest rate of approximately 6.10%. The primary reason for the increase in non-performing loans was the addition in the fourth quarter of two loans totalling approximately $1.5 million.

As a result of the Federal Deposit Insurance Corporation ("FDIC") examination at December 31, 1993, the Bank and FDIC executed a Memorandum of Understanding ("FDIC Memorandum") dated August 3, 1994.

Based upon the January 8, 1996, FDIC examination of the Bank as of November 30, 1995, the Bank has been notified that the FDIC Memorandum dated August 3, 1994, will be removed. Subsequent to the removal of the FDIC Memorandum, the Board of Directors of the Bank will approve a resolution which will require Bank management to maintain certain performance standards.

     Other Operating Income

     Other operating income, which includes income derived from service charges on deposit accounts, loan servicing fees and other fees and charges, and gain (loss) on sale of securities, overall increased modestly to $1,145,756 in 1995, from $1,131,210 in 1994 after decreasing from $1,249,261 in 1993. Service charges on deposit accounts improved slightly. However, the net increase from 1994 to 1995 is primarily a result of gains on sale of securities in 1995 which did not occur in 1994. The gain on sale of securities of $54,044 in year ended December 31, 1995 and the loss of $734 in year ended December 31, 1994 is a result of the sale of a security held in the available for sale category for the purpose of improving liquidity. The gain of $146,096 in 1993 was a result of management's continued efforts to restructure the investment portfolio to improve the maturity distribution and diversification.

     Noninterest Expense

     The Company's continued emphasis on expense control during 1995, as in 1994 and 1993, is part of an overall corporate strategy which resulted in noninterest expense as a percentage of average total assets remaining stable at 5.72% in 1995, compared to 5.65% in 1994 and 5.53% in 1993. The 5.7% increase in noninterest expense during 1995 to $10,371,746 from $9,811,716 in 1994 was primarily due to salaries, wages and employee benefits and other operating expense. Salaries, wages and employee benefits increased $361,179 from $3,244,680 for the year ended December 31, 1994 to $3,605,859 for the year ended December 31, 1995. Other operating expense increased $201,805 to $3,289,631 in 1995 compared to $3,087,826 in 1994 and $3,396,531 in 1993, primarily due to a loss of approximately $295,000 which resulted from the settlement of a lawsuit.

     Net Income

     The Company reported net income of $1,238,534 in 1995 or $0.92 per share, which represents an increase of $1,080,594 from 1994. Net loss was $660,710, or $0.49 per share, in 1993. The share and per share data information has been adjusted for 5% stock dividends issued on October 1, 1994, October 1, 1993, and April 1, 1993. Despite a slow regional economic recovery, the Company's earnings performance in 1995 was achieved as a result of several factors. Strong growth in average interest earning assets helped maintain a strong net interest income coupled with improved credit quality, operating efficiencies and tough cost control.

     Income Taxes

     In 1995 and 1994, the Company recorded a tax provision of $679,000 and $20,000, respectively, compared to a tax benefit of $497,000 in 1993.

Asset - Liability Management

     The Company relies on asset - liability management to assure adequate liquidity, maintain an appropriate balance between interest sensitive earning assets and interest bearing liabilities, and plan and control asset and liability mixes, volumes, maturities, yields and rates for maximization of interest margins. Liquidity management and interest rate sensitivity management are key factors in asset - liability management. Liquidity management involves the ability to meet expected and potential cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurances that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to avoid fluctuating interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

     The Company's Asset - Liability Management Committee manages the liquidity position, the parameters of which are approved by the Board of Directors. The liquidity position of the Company is monitored daily and the Company had liquid assets (cash, federal funds sold, securities purchased under agreements to resale, deposits in other financial institutions and investment securities) as a percent of total deposits of 34% and 35% as of December 31, 1995 and 1994, respectively. The Company's Investment Committee manages the investment portfolio, based upon the In vestment Policy which is approved by the Board of Directors.

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

     Interest rate sensitivity varies with different types of interest earning assets and interest bearing liabilities. Harbor Bank intends to maintain interest-earning assets, comprised of both loans and investments, and interest-bearing liabilities, comprised primarily of deposits, maturing or repricing evenly in order to eliminate any impact from interest rate changes. In the event of a change in interest rates, 37% of the loan portfolio at December 31, 1995 would immediately reprice, with 15% repricing within the next twelve months. Forty-eight percent of the deposit liabilities would reprice immediately or within twelve months, with the remaining 52% of deposit liabilities being in noninterest bearing demand accounts.

 Capital Resources

         Management seeks to maintain a level of capital adequate to support anticipated asset growth and credit risks and to ensure that the Company is within established regulatory guidelines and industry standards. The Company's capital plan for 1996 contemplates continued growth in stockholders' equity through the retention of net income. Minimum capital ratios required under the risk-based capital regulations are 6.0% for Tier 1 Capital and 8.0% for Total Capital. As of December 31, 1995, the Company had Tier 1 Capital of 10.31% and Total Capital of 11.56%.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Financial Statement Schedules Covered by Report of Independent Public Accountants.

                                                                            Page

Reference

Report of  Ernst & Young, LLP, Auditors                                       46

Consolidated Balance Sheets at
December 31, 1995 and 1994                                                 47-48

Consolidated Statements of Income for the
years ended December 31, 1995, 1994 and 1993                               49-50

Consolidated Statements of Stockholders'
Equity for the years ended December 31, 1995,
1994 and 1993                                                                 51

Consolidated Statements of Cash Flows
for the years ended December 31, 1995
1994 and 1993                                                              52-53

Notes to Consolidated Financial Statements                                 54-72

All schedules are omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Statements or Notes thereto.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Harbor Bancorp

We have audited the accompanying consolidated balance sheets of Harbor Bancorp and subsidiaries at December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harbor Bancorp and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 1994 the Company changed its method of accounting for investment securities.

Los Angeles, California                   Ernst & Young LLP
March 1, 1996

                                                HARBOR BANCORP

                                          CONSOLIDATED BALANCE SHEETS



                                                           December 31,
                                                      1995             1994
                                                      ----             ----
ASSETS

Cash and due from banks                          $ 20,964,212       $ 16,376,547
Federal funds sold and securities
  purchased under resale agreements                 5,200,000          5,000,000
                                                 ------------       ------------
   Cash and cash equivalents                       26,164,212         21,376,547

Time certificates of deposit                          495,000            495,000

Investment securities:
   Held to maturity                                10,187,147          9,672,912

   Available for sale                              24,795,506         25,146,265

Loans (Note 3)                                    130,412,144        114,850,239
  Less allowance for
    loan losses (Notes 1 and 4)                     3,003,231          3,224,468
                                                 ------------       ------------
          Net loans                               127,408,913        111,625,771

Bank premises and equipment (Note 1):

  Land                                                159,000            159,000
  Buildings and improvements                        4,068,049          4,008,294
  Furniture, fixtures and equipment                 3,427,932          3,014,503
                                                 ------------       ------------
                                                    7,654,981          7,181,797
  Less accumulated depreciation
    and amortization                                5,726,982          5,385,463
                                                 ------------       ------------
                                                    1,927,999          1,796,334

Other real estate                                     516,431          2,814,285
Accrued interest receivable                           997,564            972,327
Other assets                                        2,599,357          2,566,055
                                                 ------------       ------------
          Total assets                           $195,092,129       $176,465,496
                                                 ============       ============

                                                      HARBOR BANCORP

                                                CONSOLIDATED BALANCE SHEETS

                                                        (Continued)

                                                          December 31,
                                                    1995               1994
                                                    ----               ----
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:

  Interest bearing (Note 1)                    $  87,201,532      $  89,963,239
  Noninterest bearing                             92,003,263         72,148,675
                                               -------------      -------------
        Total deposits                           179,204,795        162,111,914

Accrued expenses and other liabilities             1,330,907          1,218,652
                                               -------------      -------------
        Total liabilities                        180,535,702        163,330,566

Commitments and contingencies (Note 8)                    --                 --

Stockholders' equity (Notes 1, 6, and 7):
  Common stock, no par value; 5,000,000
    shares authorized; issued and out-
    standing, 1,348,021 shares in 1995
    and 1994                                      13,257,875         13,257,875

Retained earnings                                  1,381,899            143,365

  Net unrealized securities losses                   (83,347)          (266,310)
                                               -------------      -------------
        Total stockholders' equity                14,556,427         13,134,930
                                               -------------      -------------
          Total liabilities and
            stockholders' equity               $ 195,092,129      $ 176,465,496
                                               =============      =============

         See notes to consolidated financial statements.

                                 HARBOR BANCORP

                        CONSOLIDATED STATEMENTS OF INCOME

                            Years ended December 31,


                                         1995             1994              1993
                                         ----             ----              ----
Interest income:
  Interest and fees on loans        $ 11,502,305     $ 10,319,644      $ 10,697,896
  Interest on investment
    securities                         1,760,002        1,010,920           760,865
  Other interest                         835,458          621,999           799,195
                                    ------------     ------------      ------------
      Total interest income           14,097,765       11,952,563        12,257,956

Interest expense:
  Interest on deposits                 2,597,912        1,933,993         1,814,945
  Interest on other
    borrowed funds                        43,733           72,124           101,921
                                    ------------     ------------      ------------
      Total interest expense           2,641,645        2,006,117         1,916,866
                                    ------------     ------------      ------------
Net interest income                   11,456,120        9,946,446        10,341,090
Provision for loan
  losses (Notes 1 and 4)                 312,596        1,088,000         2,958,359
                                    ------------     ------------      ------------
Net interest income after
  provision for loan
  losses                              11,143,524        8,858,446         7,382,731
Other operating income:
  Service charges on deposit
    accounts                             920,240          905,017           886,792
  Loan servicing fees and other
    fees and charges                     171,472          226,927           216,373
  Gain (loss) on sale of
    securities                            54,044             (734)          146,096
                                    ------------     ------------      ------------
      Total other operating
        income                         1,145,756        1,131,210         1,249,261

                                 HARBOR BANCORP

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Continued)

                            Years ended December 31,

                                          1995            1994            1993
                                          ----            ----            ----
Noninterest expense:
  Salaries, wages and employee
    benefits                            3,605,859       3,244,680       3,229,904
  Occupancy expenses                    2,152,163       1,969,795       2,104,459
  Equipment expenses                      306,689         331,410         369,422
  Data processing expenses                630,077         585,606         478,447
  Other real estate expense               387,327         592,399         210,939
  Other operating expenses              3,289,631       3,087,826       3,396,531
                                      -----------     -----------     -----------
          Total noninterest
            expense                    10,371,746       9,811,716       9,789,702
                                      -----------     -----------     -----------
Income (loss) before taxes
  based on income                       1,917,534         177,940      (1,157,710)

Provision (benefit) for taxes
  based on income (Notes 1 and 5)         679,000          20,000        (497,000)
                                      -----------     -----------     -----------
Net income (loss)                     $ 1,238,534     $   157,940     $  (660,710)
                                      ===========     ===========     ===========


Earnings (loss) per share
  (Note 1)                            $      0.92     $      0.12     $     (0.49)
                                      ===========     ===========     ===========

                  See notes to consolidated financial statements.

                                 HARBOR BANCORP

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1995, 1994 and 1993


                     Number of                                            Unrealized
                    shares out-         Common           Retained         securities
                     standing           stock            earnings        gains (losses)        Total
                    -----------------------------------------------------------------------------------
Balance at
  December
  31, 1992           1,165,036       $11,860,974       $ 2,047,813        $(157,925)       $ 13,750,862

5% stock
  dividend
  at 4/1/93             58,036           493,306          (495,141)              --              (1,835)
5% stock
  dividend
  at 10/1/93            60,951           487,608          (489,229)              --              (1,621)
Net unrealized
  securities
  gains                     --                --                --            9,256               9,256
Net (loss)                  --                --          (660,710)              --            (660,710)
                     ---------       -----------       -----------        ---------        ------------
Balance at
  December
  31, 1993           1,284,023       $12,841,888       $   402,733        $(148,669)       $ 13,095,952

Adjustment to
  beginning
  balance for
  change in
  accounting
  method,
  net of tax                --                --                --           11,175              11,175
5% stock
  dividend
  at 10/1/94            63,998           415,987          (417,308)              --              (1,321)
Net unrealized
  securities
  losses                    --                --                --         (128,816)           (128,816)
Net income                  --                --           157,940               --             157,940
                     ---------       -----------       -----------        ---------        ------------
Balance at
  December
  31, 1994           1,348,021       $13,257,875       $   143,365        $(266,310)       $ 13,134,930



Net unrealized
  securities
  gains                     --                --                --          182,963             182,963
Net income                  --                --         1,238,534               --           1,238,534
                     ---------       -----------       -----------        ---------        ------------
Balance at
  December
  31, 1995           1,348,021       $13,257,875       $ 1,381,899        $ (83,347)       $ 14,556,427
                     =========       ===========       ===========        =========        ============



                 See notes to consolidated financial statements.

                                 HARBOR BANCORP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,

                                                1995                1994                1993
                                                ----                ----                ----
Operating activities:
  Net income (loss)                         $  1,238,534        $    157,940        $   (660,710)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating activities:
    Provision for depreciation and
      amortization                               480,108             539,259             515,182
    Provision for loan losses                    312,596           1,088,000           2,958,359
    (Gain) loss on sale of
     investment securities                       (54,044)                734            (146,096)
    (Increase) decrease in
      interest receivable                        (25,237)              1,542             114,060
    (Decrease ) increase in
      interest payable                            (4,023)             38,649             (40,847)
    Provision for deferred income
      taxes                                      142,000              10,000            (803,000)
    Other                                       (635,554)           (832,220)           (310,466)
                                            ------------        ------------        ------------
      Net cash provided by operating
        activities                             1,454,380           1,003,904           1,626,482


Investing activities:
  Proceeds from maturities
    and calls of investment
    securities held to maturity               15,688,858                  --           9,160,448
  Purchases of investment
    securities held to maturity              (16,295,523)         (1,598,633)        (32,935,616)
  Proceeds from maturities
    and calls of investment
    securities available for sale             29,000,000          42,274,008                  --
  Proceeds from sales of investment
    securities available for sale              6,995,550           4,978,000                  --
  Purchases of investment
    securities available for sale            (34,877,417)        (38,324,772)                 --
  Net decrease (increase) in
    short-term securities                             --             396,000            (297,000)
  Net (increase) decrease
    in loans                                 (16,095,734)          4,127,171         (11,348,658)

                                 HARBOR BANCORP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,


                                                  1995                1994                1993
                                                  ----                ----                ----
  Capital expenditures                            (473,184)           (230,240)           (163,326)
  Sales of other real estate                     2,297,854             770,403                  --
                                              ------------        ------------        ------------
     Net cash (used in) provided by
        investing activities                   (13,759,596)         12,391,937         (35,584,152)

Financing activities:
  Net (decrease) increase in commercial
    and other demand deposits, savings,
    money market deposits, and
    certificates of deposit                     17,092,881         (13,889,647)         22,604,463

  Cash dividends and cash paid
    in lieu of fractional shares                        --              (1,321)             (3,456)
                                              ------------        ------------        ------------
      Net cash provided by (used in)
        financing activities                    17,092,881         (13,890,968)         22,601,007

      Increase (decrease) in cash and
        cash equivalents                         4,787,665            (495,127)        (11,356,663)

Cash and cash equivalents at
  beginning of year                             21,376,547          21,871,674          33,228,337
                                              ------------        ------------        ------------
Cash and cash equivalents at
  end of year                                 $ 26,164,212        $ 21,376,547        $ 21,871,674
                                              ============        ============        ============


                See notes to consolidated financial statements.

                                 HARBOR BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995




1.  Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include all the accounts of Harbor Bancorp ("Company") and its wholly owned subsidiaries, Harbor Bank ("Bank") and Harbor Bank Properties. All intercompany accounts and transactions have been eliminated.

Certain reclassifications have been made in the 1993 and 1994 financial statements to conform to the presentations used in 1995.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Investment securities available for sale include debt securities and mutual funds. These securities are stated at fair value with unrealized gains and losses reflected as a component of stockholders' equity, net of applicable income taxes. Gains and losses are determined on the specific indentification method.

                                 HARBOR BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995


1.  Summary of significant accounting policies (Cont'd)

Impaired loans

The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended, effective January 1, 1995. This statement requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rates or the fair value of the underlying collateral, and specifies alternative methods for recognizing interest income on loans that are impaired or for which there are credit concerns. For purposes of applying this standard, impaired loans have been defined as all nonaccrual loans. The Company's policy for income recognition was not affected by adoption of the standard. The adoption of SFAS No. 114 did not have any effect on the total allowance for loan losses or related provision.

Allowance for loan losses

The allowance for loan losses represents management's evaluation of the quality of the loan portfolio. The allowance is maintained at a level considered to be adequate for potential loan losses based on management's assessment of various factors affecting the loan portfolio, which includes a review of problem loans and general business conditions. The allowance is increased by the provision for loan losses charged to operations and reduced by loans charged off to the allowance, net of recoveries.

Other Real Estate

Other real estate ("ORE") is stated at the lower of cost or fair market value, net of estimated selling costs.

Income taxes

Income tax expense (benefit) is the current and deferred tax consequence, of events that have been recognized in the financial statements, as measured by the provisions of enacted tax law.

                                 HARBOR BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995

1.  Summary of significant accounting policies (Cont'd.)

Bank premises and equipment

Bank premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets which range from 10 to 30 years for buildings and improvements and 3 to 10 years for furniture, fixtures and equipment.

Earnings per share

Earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during each year, adjusted retroactively to reflect stock dividends. The number of shares used in the per share calculations for the years ended December 31, 1995, 1994 and 1993 was 1,348,021.

Time certificates of deposit

Time certificates of deposit of $100,000 or more totaled $15,278,000 at December 31, 1995 and $14,967,000 at December 31, 1994.

Reserve requirements

The Bank is required to maintain a balance with the Federal Reserve Bank based on a percentage of deposit liabilities. At December 31, 1995, the required balance was $4,159,000.

Cash and cash equivalents

Cash equivalents include amounts due from banks, federal funds sold and securities purchased under resale agreements. Generally, federal funds are purchased and sold for one-day periods. Securities purchased under resale agreements generally have a contracted term of one day. The Company paid cash interest of $2,639,602, $1,968,348 and $1,957,713 and cash income taxes of $700,000, $244,211 and $598,772 in 1995, 1994 and 1993, respectively.

                                 HARBOR BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995


1.  Summary of significant accounting policies (Cont'd.)

Noncash investing activities include transfer of assets to ORE of $725,000 in 1995 and $1,377,593 in 1994 and net unrealized securities gains of $182,963 in 1995 and losses of $128,816 in 1994. These noncash transactions have been excluded from the Consolidated Statements of Cash Flows.

Fair values of financial instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

Investment securities: Estimated fair values are based on quoted market prices.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans (e.g., commercial real estate and commercial and industrial loans) are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

Deposit liabilities: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposits approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

                                 HARBOR BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995

2.  Investment securities

The amortized cost and estimated fair values of investment securities held to maturity are as follows:


                                                 1995
                       ---------------------------------------------------------
                                          Gross        Gross          Estimated
                        Amortized       Unrealized   Unrealized         Fair
                          Cost            Gains        Losses           Value
                          ----            -----        ------           -----
US Treasury
  securities and
  obligations of
  US government
  corporations
  and agencies         $ 9,848,726       $46,677       $43,320       $ 9,852,083

Obligations of
  states and
  political
  subdivisions             338,421         7,343         7,174           338,590
                       -----------       -------       -------       -----------
    Totals             $10,187,147       $54,020       $50,494       $10,190,673
                       ===========       =======       =======       ===========



                                                  1994
                         -------------------------------------------------------
                                          Gross         Gross         Estimated
                          Amortized     Unrealized    Unrealized        Fair
                            Cost          Gains         Losses          Value
                            ----          -----         ------          -----
US Treasury
  securities and
  obligations of
  US government
  corporations
  and agencies           $9,331,899       $4,354       $361,578       $8,974,675

Obligations of
  states and
  political
  subdivisions              341,013        1,526         19,176          323,363
                         ----------       ------       --------       ----------
    Totals               $9,672,912       $5,880       $380,754       $9,298,038
                         ==========       ======       ========       ==========

                                 HARBOR BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995




2.  Investment securities (Cont'd.)


The amortized cost and estimated fair value of investment securities held to maturity at December 31, 1995, by contractual maturity, are shown below.



                                                                      Estimated
                                                   Amortized            Fair
                                                     Cost               Value
                                                     ----               -----
Due in one year or less                           $ 5,014,476        $ 5,029,126

Due after one year through five years               1,396,915          1,374,675

Due after five years through ten years              1,851,832          1,876,129

Due after ten years                                 1,923,924          1,910,743
                                                  -----------        -----------
                                                  $10,187,147        $10,190,673
                                                  ===========        ===========

There were no sales of investment securities held to maturity in 1995 and 1994. Gross gains of $146,096 were realized on sales in 1993 (taxes related to investment securities gains in 1993 were $60,280). Proceeds from the sale of investment securities were $3,765,154 for the year ended December 31, 1993.

                                 HARBOR BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995

2. Investment securities (Cont'd.)

The amortized cost and estimated fair values of investment securities available for sale are as follows:



                                                 1995
                       ---------------------------------------------------------
                                          Gross         Gross          Estimated
                        Amortized       Unrealized    Unrealized         Fair
                          Cost            Gains         Losses           Value
                          ----            -----         ------           -----
US Treasury
  securities and
  obligations of
  US government
  corporations
  and agencies         $23,921,790       $53,059       $ 12,271       $23,962,578

Mutual funds             1,000,000            --        167,072           832,928
                       -----------       -------       --------       -----------

    Totals             $24,921,790       $53,059       $179,343       $24,795,506
                       ===========       =======       ========       ===========




                                                  1994
                         -------------------------------------------------------
                                           Gross       Gross          Estimated
                          Amortized      Unrealized  Unrealized         Fair
                            Cost           Gains       Losses           Value
                            ----           -----       ------           -----
US Treasury
  securities and
  obligations of
  US government
  corporations
  and agencies           $24,549,765       $711       $160,887       $24,389,589

Mutual funds               1,000,000         --        243,324           756,676
                         -----------       ----       --------       -----------

    Totals               $25,549,765       $711       $404,211       $25,146,265
                         ===========       ====       ========       ===========

                                 HARBOR BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995


2. Investment securities (Cont'd.)

The amortized cost and estimated fair value of investment securities available for sale at December 31, 1995, by contractual maturity, are shown below.


                                                                      Estimated
                                                   Amortized            Fair
                                                     Cost               Value
                                                     ----               -----
Due in one year or less                           $23,921,790        $23,962,578


Due after one year through five years                     -0-                -0-

Mutual Funds                                        1,000,000            832,928

                                                  -----------        -----------
                                                  $24,921,790        $24,795,506
                                                  ===========        ===========



Gross gains of $54,044 were realized on those investment securities available for sale in 1995, (taxes related to investment securities available for sale gains in 1995 were $24,320). Gross losses of $734 were realized on those investment securities available for sale in 1994, (taxes related to investment securities available for sale gains in 1994 were $303). There were no losses on investment securities available for sale for the year 1993. Proceeds from the sale of investment securities available for sale were $6,995,550 in 1995 and $4,978,000 in 1994. There were no sales of investment securities available for sale for the year ended December 31, 1993.

Maturities of mortgage-backed securities are classified in accordance with the contractual repayment schedules. Expected maturities differ from the contractual maturities reported above because investment security issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company has pledged certain investment securities with a fair value of $3,233,149 to secure treasury, tax and loan, bankruptcy and public deposits at December 31, 1995.

                                 HARBOR BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995

3.  Loans

The composition of the Company's loan portfolio at December 31, 1995 and 1994 is as follows:

                                                   1995                 1994
                                                   ----                 ----
Commercial                                     $ 51,528,000         $ 46,502,000
Commercial - real estate secured                 53,434,000           45,311,000
Real estate - mortgage                           16,127,000           15,101,000
Real estate - construction                        3,412,000            4,329,000
Installment                                       5,911,000            3,607,000
                                               ------------         ------------
                                               $130,412,000         $114,850,000
                                               ============         ============

The majority of loans, excluding installment loans, have variable interest rates related to the prime interest rate. Installment loans have fixed interest rates.

All of the Company's business is conducted in Southern California, with individuals and small and medium-sized businesses. These relationships are targeted to the geographic area in which management is familiar with real estate and economic trends.

In the normal course of business, the Company has made loans to directors and employees. Loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. Loans outstanding to directors and employees at December 31, 1994 totaled approximately $671,960. During 1995, new loans of approximately $2,311,055 were made and principal payments approximating $463,398 were received resulting in a balance outstanding at December 31, 1995 of approximately $2,519,617.

Loan commitments are made to accommodate the financial needs of the Company's customers. Letters of credit commit the Company to make payments on behalf of customers when certain specified events occur. Both arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Company's normal credit policies and review. Collateral is obtained based on management's credit assessment of the borrower. The amount of credit risk is represented by the face amount of the commitments and letters of credit.

                                 HARBOR BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995


3.  Loans (Cont'd.)

At December 31, 1995, the Company had outstanding commitments to its customers on letters of credit of approximately $485,927 and unfunded nonrevolving loan commitments of $1,359,033 .

The recorded investment in loans considered impaired at December 31, 1995, under SFAS No. 114, was $6,745,972 with a valuation reserve of $858,962. For the year ended December 31, 1995, the average recorded investment in impaired loans was approximately $4,888,800 and cash basis interest income recognized on those loans during the year was immaterial.

At December 31, 1995, 1994 and 1993, the Company had $6,745,972, $5,739,511, and
$4,870,272, respectively, of loans which were considered to be nonperforming loans and on which the company ceased its accrual of interest. Interest income which would have been recognized in 1995, 1994 and 1993 on nonperforming loans was $260,264, $166,308, and $24,272, respectively. At December 31, 1995 approximately 24% of nonaccrual loans were part of a single lending relationship.


4.  Allowance for loan losses

Changes in the allowance for loan losses during each of the three years in the period ended December 31, 1995 are summarized as follows:


                                         1995               1994               1993
                                         ----               ----               ----
Balance at beginning of year         $ 3,224,468        $ 3,666,823        $ 1,355,458

Provision charged to expense             312,596          1,088,000          2,958,359
Allowance acquired                            --                 --            606,356
Recoveries on loans previously
  charged off                             18,620             44,031             43,081
Loans charged off                       (552,453)        (1,574,386)        (1,296,431)
                                     -----------        -----------        -----------
Balance at end of year               $ 3,003,231        $ 3,224,468        $ 3,666,823
                                     ===========        ===========        ===========

                                 HARBOR BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995


5.  Income taxes

The provision (benefit) for income taxes consists of the following:


                               FEDERAL              STATE               TOTAL
                               -------              -----               -----
1995:
Current                       $ 536,000           $   1,000           $ 537,000
Deferred                        119,000              23,000             142,000
                              ---------           ---------           ---------
                              $ 655,000           $  24,000           $ 679,000

1994:
Current                       $ 105,000           $ (75,000)          $  30,000
Deferred                        (20,000)             10,000             (10,000)
                              ---------           ---------           ---------
                              $  85,000           $ (65,000)          $  20,000

1993:
Current                       $ 283,000           $  23,000           $ 306,000
Deferred                       (628,000)           (175,000)           (803,000)
                              ---------           ---------           ---------
                              $(345,000)          $(152,000)          $(497,000)


The deferred tax expense (benefit) represent the changes in the amounts of temporary differences from January 1 to December 31 of 1995, 1994 and 1993, respectively. The types of temporary differences that give rise to significant portions of the deferred tax at December 31, 1995, 1994 and 1993, include reserves for credit losses, other real estate and fixed assets.

                                 HARBOR BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995


5.  Income taxes (Cont'd.)

The effective federal income tax rate varies from the statutory rate due to a number of factors principally including certain interest exclusions for state income tax purposes. A reconciliation of the differences between statutory and effective tax rates follows:

                                        1995            1994             1993
                                        ----            ----             ----
Federal income tax based
on statutory rate                     $652,000       $  60,000        $(394,000)

State income tax
net of federal income tax               16,000         (34,000)         (92,000)

Other income                            11,000          (6,000)         (11,000)
                                      --------       ---------        ---------
                                      $679,000       $  20,000        $(497,000)
                                      ========       =========        =========

The tax effects of temporary differences which give rise to significant elements of deferred tax assets and liabilities as of December 31, 1995 are detailed below:


Gross deferred assets
         Loan loss reserve                                            $ 778,000
         Other real estate                                               34,000
         Unrealized securities losses                                    43,000
         Other                                                           32,000
                                                                      ---------
         Total gross deferred assets                                  $ 887,000


Gross deferred liabilities

         Fixed assets                                                 $ (25,000)
                                                                      ---------
Net deferred tax asset                                                $ 862,000
                                                                      =========

                                 HARBOR BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995

6.  Stock options

The Company has a stock option plan which provides for the issuance of up to 90,295 shares of its common stock. Either qualified or nonqualified options may be granted to directors and officers and other key full-time salaried employees. Option prices may not be less than 100% of the fair market value of the stock at the date of grant.

As of December 31, 1995, there were 55,100 shares under option at prices ranging from $7.34 to $10.00. During 1995, no options were exercised and 11,576 with an exercise price averaging $7.34 were canceled or expired. At December 31, 1995 there were 12,032 exercisable stock options with an exercise price of $7.34.

Generally, the options become exercisable one year following the date of grant in cumulative equal amounts over five years at which time any options not exercised expire.


7.  Employee stock bonus plan

The Company has an employee stock bonus plan which covers substantially all employees. The Company may make annual contributions, subject to the approval of the Board of Directors. Contributions were $90,000 in 1995, 1994 and 1993.

                                 HARBOR BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995



8.  Commitments and contingencies

The Company conducts a portion of its operations in leased facilities under noncancellable operating leases expiring at various dates through 2004, at which time the leases are renewable at the then fair rental value for periods of five to ten years. Total future minimum sublease rentals amount to approximately $877,383 at December 31, 1995.

The minimum rental commitments for operating leases, excluding sublease income, are approximately as follows:

Year ending December 31:
     1996                                                              1,767,000
     1997                                                              1,764,000
     1998                                                              1,764,000
     1999                                                              1,710,000
     2000                                                              1,580,000
Thereafter                                                             3,649,000
                                                                     -----------
                                                                     $12,234,000
                                                                     ===========


Rental expense for the three years ended December 31, 1995 consists of the following:

                                  1995               1994               1993
                                  ----               ----               ----
Minimum rentals               $ 1,791,000        $ 1,878,000        $ 1,697,000
Sublease rentals                 (259,000)          (333,000)          (294,000)
                              -----------        -----------        -----------
                              $ 1,532,000        $ 1,545,000        $ 1,403,000
                              ===========        ===========        ===========

                                 HARBOR BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995


8.  Commitments and contingencies (Cont'd)


Due to the nature of their business, the Company, the Bank and their subsidiaries are subject to legal actions threatened or filed which arise from the normal course of their business. Management believes that such litigation is incidental to the business of the Company and the Bank and the eventual outcome of all currently pending legal proceedings will not be material to the Company's financial position or results of operations.

                                 HARBOR BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995



9.  Condensed Financial Statements

The following are condensed financial statements of Harbor Bancorp (parent only):
--------------------------------------------------------------------------------
                                 BALANCE SHEETS

                                          December 31,
                                       1995          1994
                                       ----          ----
      Assets:
      Cash                         $    20,437   $    30,727
      Investment in Harbor Bank     14,379,680    12,917,001
      Investment in Harbor Bank
        Properties                      25,052        24,803
      Other assets                     131,258       162,399
                                   -----------   -----------
          Total assets             $14,556,427   $13,134,930
                                   ===========   ===========

    Stockholders' equity:
      Common stock, no par value   $13,257,875   $13,257,875
      Retained earnings              1,298,552      (122,945)
                                   -----------   -----------
        Total stockholders' equity $14,556,427   $13,134,930
                                   ===========   ===========


                                INCOME STATEMENTS

                                     Years ended December 31,
                                   1995        1994        1993
                                   ----        ----        ----

   Equity in undistributed
     earnings of subsidiaries   $1,279,964   $ 162,505   $(659,601)
       Miscellaneous income            -0-      14,725      32,583
                                ----------  ----------   ---------
            Total income (loss) $1,279,964   $ 177,230   $(627,018)

       Operating expense            41,430      19,290      33,692
                                ----------  ----------   ---------
             Net income (loss)  $1,238,534  $  157,940   $(660,710)
                                ==========  ==========  ==========

                                 HARBOR BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995


9. Condensed Financial Statements (Cont'd.)


                        STATEMENTS OF CASH FLOWS

                                                        Years ended December 31,

                                            1995               1994                1993
                                            ----               ----                ----

Operating activities:

  Net income                            $ 1,238,534         $   157,940         $  (660,710)
  Adjustments to reconcile
    net income to net cash
    used in operating
    activities:
      Equity in undistributed
        (income) loss of
         subsidiaries                    (1,279,964)           (162,505)            659,601
      Decrease (increase) in
        interest receivable                      --                 306                  (8)
      Other assets                           31,140            (109,182)               (379)
                                        -----------         -----------         -----------
          Net cash used in
            operating activities            (10,290)           (113,441)             (1,496)


Financing activities:

  Fractional shares                              --              (1,321)             (3,456)
                                        -----------         -----------         -----------
        Net cash used in
          financing activities                   --              (1,321)             (3,456)

Decrease in cash                            (10,290)           (114,762)             (4,952)

Cash at beginning of year                    30,727             145,489             150,441
                                        -----------         -----------         -----------

Cash at end of year                     $    20,437         $    30,727         $   145,489
                                        ===========         ===========         ===========

                                 HARBOR BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995


9. Condensed Financial Statements (Cont'd.)


Dividend Restriction

The Company is dependent to a significant degree on dividends from its subsidiaries. There are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank. Retained earnings of subsidiaries available for dividends to the Company approximated $ 783,000 at December 31, 1995. However, as discussed in Note 8, cash dividend payments by the Bank are restricted by the FDIC Memorandum.

                                 HARBOR BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995


10.  Fair Value of Financial Instruments

The following is a comparison of the carrying amounts and fair values of financial instruments as of December 31, 1995:


                                     Carrying       Fair Value of
                                      Amount       Asset\(Liability)
                                   ------------    -----------------


Cash and due from banks              $ 20,964,212     $ 20,964,212

Federal funds sold and securities
  purchased under resale agreement      5,200,000        5,200,000

Time certificates of deposit              495,000          495,000

Investment securities                  34,982,653       34,986,179

Loans, net                            127,408,913      129,059,320

Noninterest bearing deposits          (92,003,263)     (92,003,263)

Interest bearing deposits             (87,201,532)     (85,290,143)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE

                                    PART III

ITEM  10.  DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT


                                   Directors
                                   ---------

     The following table provides certain information as of December 31, 1995, concerning the directors of the Company:

                              Present Principal              Served as
                              Occupation During               Director
Name                   Age    the Past Five Years            Since (1)
--------------------------------------------------------------------------------

James H. Gray           58    Chairman of the Board and           1982
                              Chief Executive Officer of
                              Harbor Bank, President and
                              Director of Harbor Bancorp

John W. Hancock         58    Senior Vice President, Bancap
                              Investment Group                    1992

Dallas E. Haun          42    President and Chief Operating       1993
                              Officer of Harbor Bank and
                              Director of Harbor Bancorp

Kermit Q. Jones         76    Owner, Treasure Valley Land         1982
                              & Cattle/Dairy Farmer

Robert E. Leslie        70    Retired Fire Chief                  1988

Dorothy K. Matteson     69    Uniform Sales, Retired              1982

H. E. Nance             63    Retired President
                              Nance Travel Services               1988

Malcolm C. Todd, M.D.   82    Physician/Surgeon, Retired          1982

James Willingham        67    President, Boulevard Buick          1982
                              and Chairman of the Board
                              of Harbor Bancorp

Margaret E. Wilson      67    Co-Trustee, Wilson Family           1993
                              Trust


(1) All the current directors were appointed to the Board of Directors by the Company's incorporator on June 24, 1982, with the exception of Robert E. Leslie and H. E. Nance who were appointed March 22, 1988, John W. Hancock who was appointed on June 23, 1992, Margaret E. Wilson who was appointed on March 23, 1993, and Dallas E. Haun who was appointed on December 21, 1993.

                               Executive Officers
                               ------------------

     As of December 31, 1995, the principal Executive Officers of the Company were:


   Name and Office                     Age         Date Elected
--------------------------------------------------------------------------------
James H. Gray
President & Chief Executive Officer     58         March 22, 1983

Dallas E. Haun
President &
  Chief Operating Officer               42         October 24, 1995


H. Melissa Lanfre'
Vice President &
  Chief Financial Officer               44         June 23, 1987


     All executive officers of the Company are elected by, and serve at the pleasure of, the Board of Directors. Set forth above are the names and offices held by the executive officers of the Company, their respective ages, and the date when each was elected to his/her present position with the Company. A brief account of the business experience of each is set forth below:

     Mr. Gray has been President of Harbor Bank, the major subsidiary of the Company, from July of 1976 to January 1983 and Chairman of Harbor Bank from July of 1976 to present. He currently holds the position of Chairman of the Board and Chief Executive Officer of Harbor Bank and President of Harbor Bancorp.

     Mr. Haun has been with the Company since June 1, 1977 where he served in a variety of capacities with his most recent assignment being Executive Vice President/Branch Administrator. He currently holds the position of President and Chief Operating Officer of Harbor Bank and continues to serve as a voting member of Harbor Bank's Board of Directors.

     Ms. Lanfre' joined the Company on July 13, 1987 and currently holds the position of Vice President and Chief Financial Officer. Prior to joining the Company, she served as Controller and Chief Financial Officer of Sterling Bank from January 1984 until July 1987. Prior to January 1984, Ms. Lanfre' served as Accounting Manager for Foothill Capital Corporation, a commercial finance company.

ITEM 11.   EXECUTIVE COMPENSATION

     The following table sets forth certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and other officer of the Company (determined as of the end of the last fiscal year) whose annual salary and bonus exceeded $100,000 in 1995 (the "Named Executives") for each of the fiscal years ended December 31, 1995, 1994, and 1993.


SUMMARY OF CASH AND CERTAIN COMPENSATION

                           Summary Compensation Table


                                                                    Long Term Compensation
                             Annual Compensation                    Awards         Payouts
-----------------------------------------------------------------------------------------------------------
  (a)                    (b)      (c)      (d)      (e)         (f)         (g)      (h)       (i)
-----------------------------------------------------------------------------------------------------------
                                                   Other
                                                   Annual   Restricted                         All Other
Name and                                           Compen-    Stock                  LTIP    Compensation
Principal                       Salary    Bonus    sation    Award(s)    Options/   Payouts   sation
Position                Year    ($)(1)    ($)(2)    ($)        ($)       SARs(#)      ($)      ($)(3)
-----------------------------------------------------------------------------------------------------------
James H. Gray           1995   $148,258   $60,000    -0-       -0-         -0-        -0-      $1,488
Chairman of the Board   1994    125,400    45,000    -0-       -0-         -0-        -0-
                           1,488
 and Chief Executive    1993    120,398    39,550    -0-       -0-         -0-        -0-       1,488
 Officer of Harbor Bank

Dallas E. Haun          1995   $106,250  $ 50,000    -0-       -0-         -0-        -0-      $1,320
 President and Chief    1994     97,850    40,000    -0-       -0-         -0-        -0-       1,200
 Operating Officer      1993     93,600    30,100    -0-       -0-         -0-        -0-       1,080
 of Harbor Bank(4)


(1) Included in this column are salaries paid for services rendered to the Company's subsidiary, Harbor Bank, during 1995 before any salary reduction for contributions to the Company's plan under section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"), and salary reductions for contributions for welfare plan coverages under section 125 of the Code.

(2) The bonus amounts are payable pursuant to the Company's senior management compensation plan as approved annually by the Board of Directors. This column includes bonuses accrued in the current year to be paid in subsequent year.

(3) "All Other Compensation" is only required to be reported for 1995. The amount represents the Company's matching contribution for the 401(k) plan.

(4) Dallas E. Haun was promoted to the position of Vice President of Harbor Bancorp on May 23, 1995, and was elected as the President and Chief Operating Officer of Harbor Bank on October 24, 1995. On August 22, 1995, the Board of Directors of Harbor Bank approved an Employment Agreement effective September 1, 1995, between Harbor

Bank and Dallas Haun that would run to February 22, 1999. The agreement calls for base salary levels and bonus plan participation declared annually by the Board of Directors and is extended for an additional year each succeeding February 28 by mutual agreement.

(5) Phillip J. Bond joined Harbor Bank on September 11, 1995 as Executive Vice President and Chief Credit Officer and by a Letter Agreement with the Board of Directors will be entitled to extra compensation in the amount of $50,000.00 if there is a change in majority ownership of the Bank within 24 months of his employment.





               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND YEAR-END OPTION/SAR VALUE

    (a)                   (b)                       (c)                     (d)
------------------------------------------------------------------------------------------------------
                                                                                          Value
                                                                        Number of     Unexercised In-
                                                                       Unexercised      the-Money
                                                                     Options/SARs at  Options/SARs at
                                                                       Year-End (#)    Year-End ($)
                    Shares Acquired on       Value Realized(1)         Exercisable/    Exercisable/
    Name              Exercise (#)                 ($)                Unexercisable   Unexercisable
------------------------------------------------------------------------------------------------------

James H. Gray            -0-                       -0-                 -0-/15,788          -0-

Dallas E. Haun           -0-                       -0-                 -0-/27,365          -0-

(1) There are no in-the-money options.



     Directors of the Company which are considered to be inside directors, or employees of the Company, receive a director's fee of $600 per meeting and all other directors, which are considered to be outside directors, receive a director's fee of $1,000 per meeting. Non-officer directors serving on the Company's weekly Loan Committee receive $150 per meeting.

                      Harbor Bancorp 1990 Stock Option Plan

     On 2/22/90, the Company adopted an Employee Stock Option Plan for the purpose of providing an additional means of attracting and retaining competent managerial personnel. The plan provides 90,000 unissued shares of the Company, or approximately 10% of the issued and outstanding shares of the Company to be reserved for issuance to directors, officers and employees of the Company and its subsidiaries. Options granted pursuant to the plan may be non-qualified options or incentive options within the meaning of Section 422A of the Internal Revenue Code.

     The plan will be administered by the Board of Directors of the Company or by a committee appointed from time to time by the Board. The committee or the Board of Directors will determine with respect to the persons who shall participate in the plan and the extent of their participation.

     The purchase price of stock subject to each option shall be not less than one hundred percent of the fair market value of such stock at the time such option is granted. An employee owning more than ten percent of the total combined voting power of all classes of stock of the Bank may not be granted an option under the plan. The purchase price of any shares exercised shall be paid in full in cash. Options may be granted pursuant to the plan for a term of up to ten years. Each option shall be exercisable according to the determination of the Board or committee.

     Options granted under the plan shall not be transferable by the optionee during the optionee's lifetime. In the event of termination of employment as a result of the optionee's disability or in the event of an employee's death during the exercise period, to the extent the option is exercisable on the date employment terminates or the date the employee dies, the option shall remain exercisable for up to one year (but not beyond the end of the original option term) by the disabled optionee, or in the event of death of the optionee, a non-qualified option shall be exercisable by the person or persons to whom rights under the option shall have passed by will or the laws of descent and distribution.

     If an optionee's employment is terminated, unless termina tion was by reason of disability or death the optionee shall have the right, for a three-month period after termination, to exercise that portion of the option which was exercisable immediately prior to such termination. In no event may the option be exercised after the end of the original option term.

     In the event of certain changes in the outstanding Common

Stock of the Company without receipt of consideration by the Company, such as stock dividends, stock splits, recapitalization, reclassification, reorganization, merger, stock consolidation, or otherwise, appropriate and proportionate adjustments shall be made in the number, kind and exercise price of shares covered by any unexercised or partially unexercised options which were already granted. Optionees will receive prior notice of any pending dissolution or liquidation of the Company, or reorganization, merger or dissolution or liquidation of the Company where the Company is not the surviving corporation or sale of substantially all the assets of the Company, or other form of corporate reorganization in which the Company is not a surviving entity, or the acquisition of stock representing more that 50% of the voting power of the stock of the Company then outstanding ("Terminating Event"). Optionees shall be notified of the Terminating Event, any option not exercised shall terminate, and upon the happening of the Terminating Event, the plan shall terminate, unless some other provision is made in connection with the Terminating Event.

     The Board reserves the right to suspend, amend, or terminate the plan, and, with the consent of the optionee, make such modifications, of the terms and conditions of his or her option as it deems advisable, except that the Board may not, without further approval of a majority of the shares, increase the maximum number of shares covered by the plan, change the minimum option price, increase the maximum term of options under the plan or permit options to be granted to any one other than an officer, employee or director of the Company or its subsidiaries.

                    Harbor Bank Employee Stock Ownership Plan

On January 1, 1980, Harbor Bancorp established the Harbor Bancorp Employee Stock Ownership Plan for the purpose of enabling employees of Harbor Bancorp to invest in employer stock. The plan covers substantially all employees.

The Bank contributes amounts as determined annually by the Company's Board of Directors, but not in excess of the amount allowable as a deduction for federal income tax purposes. The contribution may be in cash, common stock or other property which is acceptable to the Trustee, and shall be invested primarily in common stock, but may be invested in assets other than common stock. Contributions were $90,000 in 1995, 1994 and 1993. In absence of an active Employee Stock Ownership Plan Committee, the trustee of the Plan has full authority as to the investment of the Plan's assets.

Each employee of the Bank over 21 years of age becomes a participant of the Plan when he completes one year of service. A new vesting schedule was adopted which was effective January 1, 1989. Participants vest at the rate of ten percent per year of service until the fifth year of service when vesting is at 60% in the fifth year, 80% in the sixth year and fully (100%) vested after 7 years of service. A year of service is a time period of no more than twelve months in which an employee has a least 1,000 hours of service commencing on the anniversary date of employment.

A separate account is maintained for each participant which is adjusted annually for Bank contributions, income, gains and losses of the Plan and reallocation of forfeitures.

Upon the earliest of retirement at age 65, death or disability, the balance of the separate account is paid to the participant or his beneficiary in company common stock or in cash or a combination of common stock and cash (by his election). If termination of employment occurs before retirement, death or disability, the vested balance in the separate account is distributed to the participant in the same manner if the vested balance exceeds $3,500.00. If the vested balance does not exceed $3,500.00, the participant's election as to the form of distribution is not required.

For the purpose of allocating Bank contributions and forfeitures, each participant is credited on a pro rata basis determined by the proportion that each eligible participant's compensation for the year bears to the total compensation of all participants. Annual additions to a participant account are limited to twenty-five percent (25%) of the participant's compensation, or $30,000, whichever is less. Participants are included in the allocation of forfeitures after one year.

The annual allocation of the income, gains and losses of the Plan is on a pro rata basis determined by the proportion that each participant's dollar value of interest in the Plan bears to the total dollar value interest of all participants at the beginning of the year.

While the Company has not expressed any intent to terminate the Plan, it has the right to do so at any time. In the event of termination, each participant's interest automatically becomes fully vested to the extent of the balance in his separate account.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The following table sets forth certain information about those stockholders who are known to the Company to be beneficial owners of more than 5% of the Common Stock as of December 31, 1995:

Name & address of                     Amount and nature of          Percent
beneficial owner                      beneficial ownership          of class
--------------------------------------------------------------------------------

James H. Gray                               101,301                   7.51%
11 Golden Shore, Suite 600
Long Beach, CA  90802

Harbor Bank Employee Stock
  Ownership Plan                            110,344                   8.19%
11 Golden Shore, Suite 600
Long Beach, CA  90802

James A. Willingham                          77,642                   5.76%
1881 Long Beach Boulevard
Long Beach, CA  90806



     The following table sets forth, as of December 31, 1995, the number and percentage of shares of the Company's Common Stock, the only class outstanding equity securities of the Company, beneficially owned by each of the Company's directors, and the directors and current executive officers of the Company, as a group:


                         Amount and nature of                 Percent
Name                     beneficial ownership                 of class
--------------------------------------------------------------------------------
James H. Gray                   101,301                         7.51%

John W. Hancock                   4,169                          .31%

Dallas E. Haun                    5,137                          .38%

Kermit Q. Jones                  52,943                         3.93%

Robert E. Leslie                    798                          .06%

Dorothy K. Matteson                     36,897                 2.74%

H. E. Nance                             10,313                  .77%

Malcolm C. Todd                         45,853                 3.40%

James A. Willingham                     77,642                 5.76%

Margaret E. Wilson                      54,304                 4.03%

All executive officers as
  a group                              389,357                28.88%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Some of the directors, officers and principal shareholders of the Company and their associates were customers of, and had banking transactions with, the Company's subsidiary, Harbor Bank, in the ordinary course of the Bank's business during 1993 and the Bank expects to have such transactions in the future. All loans and commitments to loan included in such transactions were made in compliance with the applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and in the opinion of the Bank, did not involve more than a normal risk of collectibility or present other unfavorable features.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K


(a) Financial statements and financial statement schedules and exhibits:

      (1) and (2) Financial statements and financial statement schedules: See "Item 8. Financial Statements and Supplementary Data."

      (3) Exhibits:

           20.1 - Proxy, 1996

           27   - Financial Data Schedule

(b)  Reports on Form 8-k:

           None

                                   SIGNATURES


     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                  HARBOR BANCORP


DATED:  March 26, 1996                      By: /s/ James H. Gray
                                                ------------------------
                                                James H. Gray, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                            PRINCIPAL EXECUTIVE OFFICER
                                              AND DIRECTOR

DATED:  March 26, 1996                      By: /s/ James H. Gray
                                                ------------------------
                                                James H. Gray, President and
                                                Chief Executive Officer

                                               PRINCIPAL FINANCIAL AND
                                                 ACCOUNTING OFFICER

DATED:  March 26, 1996                      By: /s/ H. Melissa Lanfre'
                                                --------------------------------
                                                H. Melissa Lanfre'
                                                Vice President and Chief
                                                Financial Officer






                                                        DIRECTORS:


DATED:  March 26, 1996                        By: /s/ James H. Gray
                                              ------------------------------
                                              James H. Gray, Director

DATED:  March 26, 1996                      By: /s/ John W. Hancock
                                                -------------------------------
                                                John W. Hancock, Director


DATED:  March 26, 1996                      By: /s/ Dallas E. Haun
                                                -------------------------------
                                                Dallas E. Haun, Director


DATED:  March 26, 1996                      By: /s/ Kermit Q. Jones
                                                -------------------------------
                                                Kermit Q. Jones, Director


DATED:  March 26, 1996                      By: /s/ Robert E. Leslie
                                                -------------------------------
                                                Robert E. Leslie, Director


DATED:  March 26, 1996                      By: /s/ Dorothy K. Matteson
                                                -------------------------------
                                                Dorothy K. Matteson, Director


DATED:  March 26, 1996                      By: /s/ H. E. Nance
                                                -------------------------------
                                                H. E. Nance, Director


DATED:  March 26, 1996                      By: /s/ Malcolm C. Todd
                                                -------------------------------
                                                Malcolm C. Todd, Director


DATED:  March 26, 1996                      By: /s/ James A. Willingham
                                                -------------------------------
                                                James A. Willingham, Director


DATED:  March 26, 1996                      By: /s/ Margaret E. Wilson
                                                -------------------------------
                                                Margaret E. Wilson, Director