Form 10QSB
period 1996-09-30
HARBOR BANCORP /
filed 1996-11-14
CIK 708193

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            [X]QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For quarter ended September 30, 1996

            [ ]TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common stock, no par value - 1,415,214 shares as of September 30, 1996

                         HARBOR BANCORP AND SUBSIDIARIES

                                      INDEX



PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements (Unaudited)

     Condensed consolidated balance sheets - September 30,
     1996 and December 31, 1995

     Condensed consolidated statements of income - three months ended September 30, 1996 and 1995; and nine months ended September 30, 1996 and 1995

     Condensed consolidated statements of cash flows nine months ended September 30, 1996 and 1995

     Notes to condensed consolidated financial statements -
     September 30, 1996

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.   OTHER INFORMATION

ITEM 1.     Legal Proceedings

ITEM 2.     Changes in Securities

ITEM 3.     Defaults Upon Service Securities

ITEM 4.     Submission of Matter to a Vote of Security Holders

ITEM 5.     Other Information

ITEM 6.     Exhibits and Reports on Form 8-K


PART III.  SIGNATURES

                          ITEM I: FINANCIAL INFORMATION
                         HARBOR BANCORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                           September 30,   December 31,
                                               1996            1995
                                           -------------   ------------
                                             (Unaudited)
                                                  (000's omitted)
      ASSETS

Cash and due from banks                       $ 18,093       $ 20,964

Federal funds sold and securities
  purchased under resale agreements              8,800          5,200
                                              --------       --------
   Cash and cash equivalents                    26,893         26,164

Time certificates of deposit                       495            495

Investment securities:
Held to maturity securities (market value
  of $7,315,562 in 1996 and $10,190,673
  in 1995)                                       7,297         10,187
Available for sale securities                   26,766         24,796

Loans                                          139,366        130,412
  Less allowance for loan losses                 2,856          3,003
                                              --------       --------
          Net loans                            136,510        127,409

Bank premises and equipment:
  Land                                             159            159
  Buildings and improvements                     4,246          4,068
  Furniture, fixtures and equipment              3,552          3,428
                                              --------       --------
                                                 7,957          7,655
  Less accumulated depreciation
    and amortization                             6,040          5,727
                                              --------       --------
                                                 1,917          1,928

Other real estate  owned                         1,047            516

Accrued interest receivable                      1,135            998

Other assets                                     2,048          2,599
                                              --------       --------
          Total assets                        $204,108       $195,092
                                              ========       ========

                                   (Continued)

                         HARBOR BANCORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Continued)


                                             September 30,    December 31,
                                                1996             1995
                                             ------------     -----------
                                             (Unaudited)
                                                   (000's omitted)
     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Interest bearing                            $  98,994        $  87,201
  Noninterest bearing                            88,666           92,003
                                              ---------        ---------
        Total deposits                          187,660          179,204

Accrued expenses and other liabilities            1,109            1,331
                                              ---------        ---------
           Total liabilities                    188,769          180,535


Stockholders' equity:
  Common stock, no par value; 5,000,000
    shares authorized; issued and out-
    standing, 1,415,214 shares in 1996
    and 1,348,021 shares in 1995                 13,963           13,258
  Retained earnings                               1,514            1,382
  Net unrealized security losses                   (138)             (83)
                                              ---------        ---------
          Total stockholders' equity             15,339           14,557
                                              ---------        ---------
          Total liabilities and
            stockholders' equity              $ 204,108        $ 195,092
                                              =========        =========


            See notes to unaudited consolidated financial statements.

                         HARBOR BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                           Nine Months Ended           Three Months Ended
                                              September 30,               September 30,
                                           ------------------          ------------------
                                           1996          1995          1996         1995
                                           ----          ----          ----         ----
                                               (000's omitted, except per share data)
Interest income:
  Interest and fees on loans             $ 9,348       $ 8,411       $ 3,249       $ 2,921
  Interest on U.S. government
    and agency obligations                 1,104         1,320           346           395
  Interest on obligations of
    states and political
    subdivisions                              11            16             3            10
  Interest on other investments               61            67            21            21
  Interest on federal funds sold
    and securities purchased under
    agreements to resale                     600           490           213           291
                                         -------       -------       -------       -------
          Total interest income           11,124        10,304         3,832         3,638

Interest expense:
  Interest on deposits                     2,220         1,918           811           686
  Interest on mortgage payable               -0-            17           -0-             2
  Interest on borrowed funds                   4            26           -0-           -0-
                                         -------       -------       -------       -------
          Total interest expense           2,224         1,961           811           688

Net interest income                        8,900         8,343         3,021         2,950

Provision for loan
  losses                                     724           217           280           167

Net interest income after
  provision for loan
  losses                                   8,176         8,126         2,741         2,783

Other operating income:
  Service charges on deposit
    accounts                                 721           645           235           213
  Loan servicing fees and other
    fees and charges                         159           174            47            93
  Gain on sale of securities                  19            54            19           -0-
                                         -------       -------       -------       -------
          Total other operating
            income                           899           873           301           306

                                   (Continued)

                         HARBOR BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                   (Continued)



                                      Nine Months Ended        Three Months Ended
                                        September 30,            September 30,
                                     -------------------       -------------------
                                      1996         1995         1996         1995
                                     ------       ------       ------       ------
                                         (000's omitted, except per share data)
Noninterest expense:
  Salaries, wages and employee
    benefits                          2,785        2,671          933          943
  Occupancy expenses                  1,637        1,582          537          525
  Equipment expenses                    310          225          103           71
  Data processing expenses              424          460          124          155
  Other operating expenses            2,592        2,477          758          886
                                     ------       ------       ------       ------
          Total noninterest
            expense                   7,748        7,415        2,455        2,580
                                     ------       ------       ------       ------
Income before taxes based on
  income                              1,327        1,584          587          509

Provision for taxes based
  on income                             489          573          210          139
                                     ------       ------       ------       ------
Net income                           $  838       $1,011       $  377       $  370
                                     ======       ======       ======       ======

Earnings per share:
Basic                                $ 0.59       $ 0.75       $ 0.27       $ 0.27
                                     ======       ======       ======       ======
Diluted                              $ 0.58       $ 0.72       $ 0.26       $ 0.26
                                     ======       ======       ======       ======


            See notes to unaudited consolidated financial statements.

                         HARBOR BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                             Nine Months Ended
                                               September 30,
                                           ----------------------
                                            1996           1995
                                           -------        -------
                                              (000's omitted)
Operating activities:
  Net income                               $   838        $ 1,011
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Provision for depreciation and
      amortization                             371            140
    Provision for loan
      losses                                   724            217
    Increase in
      interest receivable                     (137)          (240)
    Increase (decrease) in
      interest payable                         (11)            54
    Other                                      283           (360)
                                           -------        -------
      Net cash provided by operating
        activities                           2,068            822

Investing activities:
  Proceeds from maturities, sales
    and calls of investment
    securities                              19,850         25,291
  Purchases of investment securities       (18,987)       (30,951)
  Net increase in loans                     (9,825)       (11,181)
  Capital expenditures                        (302)          (140)
  Other real estate                           (530)         1,918
                                           -------        -------
      Net cash used in
        investing activities                (9,794)       (15,063)


                                   (Continued)

                         HARBOR BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)


                                           Nine Months Ended
                                             September 30,
                                         ---------------------
                                           1996         1995
                                         -------       -------
                                            (000's omitted)
Financing activities:
  Net increase in commercial and
    other demand deposits, savings
    and money market deposits and
    certificates of deposit                8,455        26,853
                                         -------       -------
      Net cash provided by
        financing activities               8,455        26,853

    Increase in cash
        and cash equivalents                 729        12,612

Cash and cash equivalents at
  beginning of period                     26,164        21,377
                                         -------       -------
Cash and cash equivalents at
  end of period                          $26,893       $33,989
                                         =======       =======

            See notes to unaudited consolidated financial statements.

                         HARBOR BANCORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                               September 30, 1996


1.  Summary of Significant Accounting Policies:


Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

Stock Dividend

On March 26, 1996, the Bank declared a 5% stock dividend on outstanding shares of 1,348,021 that was paid on April 19, 1996 to shareholders of record as of April 8, 1996. In addition, cash was issued in lieu of fractional shares totaling $2,069.

Earnings per share

Earnings per share was computed by dividing net income by the following methods. The number of shares used in the diluted earnings per share calculations for the periods ended September 30, 1996 and 1995 were 1,433,603 and 1,403,121 respectively. The number of shares used in the per share calculation for basic earnings per share were 1,415,214 and 1,348,021 respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


Harbor Bancorp's ("Company") performance during the first nine months of 1996 shows continued stability which is supported by improvement in the local and national economic environment. The purpose of the following discussion is to focus on the above mentioned performance and other information about the Company's financial condition and results of operations which is not otherwise apparent from the consolidated financial statements included in this quarterly report. Reference should be made to those statements and the condensed financial data presented herein for an understanding of the following discussion and analysis.


Financial Condition

Since December 31, 1995, the Company has experienced an increase in loan volume and cash and cash equivalents which has resulted in total assets of the Company increasing from $195,092,000 at December 31, 1995 to $204,108,000 at September 30, 1996. This increase of $9,016,000 or 4.62%, in total assets occurred primarily in cash and cash equivalents and loans. Cash and cash equivalents increased $729,000, or 2.79% , from $26,164,000 at December 31, 1995 to
$26,893,000 at September 30, 1996. Additionally, investment securities decreased 2.63% from $34,983,000 at December 31, 1995 to $34,063,000 at September 30,
1996. Generally, the moderate increase in liquidity is the result of growth in core deposits. Loans increased $8,954,000, or 6.87%, from $130,412,000 at December 31, 1995 to $139,366,000 at September 30, 1996. The increase in loan volume continues to be moderate as a result of the Company's decision to maintain a conservative posture with respect to lending in view of the slowly improving economic environment.

Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As of September 30, 1996, the bank had $26,766,000 in securities classified as available for sale.

Substantially all of the Company's deposits are local, core deposits. The Company does not have any out-of-area brokered deposits included in the deposit base. Total deposits increased $8,456,000, or 4.72%, for the first nine months of 1996. The primary component of this increase is interest bearing deposits which increased $11,793,000, or 13.52%, from $87,201,000 at December 31, 1995 to
$98,994,000 at September 30, 1996.

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

Liquid assets (cash, federal funds sold and securities purchased under agreements to resale, deposits in other financial institutions and investment securities) as a percent of total deposits are 32.7% and 34.4% as of September 30, 1996 and December 31, 1995, respectively.

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


Results of Operations

The Company reported net income of $838,000, or $0.59 basic earnings per share, for the nine months ended September 30, 1996, compared to net income of $1,011,000, or $0.75 basic earnings per share, for the same period in 1995. For the three months ended September 30, 1996, the Company generated net income of $377,000, or $0.27 basic earnings per share, compared to $370,000, or $0.27 basic earnings per share, for the three months ended September 30, 1995.

Net interest income is an effective measurement of how well Management has balanced the Company's interest rate sensitive assets and liabilities as well as optimizing the allocation of resources.

Net interest income of $8,900,000, for the nine months ended September 30, 1996, reflects an increase of $557,000, or 6.67%, from $8,343,000 for the same period of 1995. Net interest income of $3,021,000 for the third quarter in 1996 reflects an increase of $71,000, or 2.41%, from $2,950,000 for the same quarter in 1995. Rising interest rates and increased net interests in earning assets are the primary reason for the improvement in net interest income.

The Company recorded $724,000 in provision for loan losses during the first nine months of 1996 compared to $217,000 for the nine months ended September 30, 1995.

During the first nine months of 1996, the Company maintained a strict focus on controlling noninterest expense. The focus on noninterest expense control began with a corporate commitment in 1989 and, today, continues to be emphasized and enforced. As a result of this continued effort, total noninterest expense categories of salaries, wages and employee benefits, occupancy expense, equipment expense and data processing expense increased $218,000 or 4.41%, during the nine months ended September 30, 1996 over the same period in 1995. Primary factors of the increase were the addition of a Chief Credit Officer in Fall 1995 and the re-evaluation of FASB 91 which primarily resulted in smaller salary capitalization per loan. Other operating expense increased $115,000 during the nine months ended September 30, 1996 compared to the same period in 1995 with most of the increase in the area of professional fees analysis.


Risk Elements

The policy of Harbor Bank is that all loans that are past due for ninety (90) days must be placed on non-accrual status. At September 30, 1996, loans on non-accrual status were $5,920,000, or 4.25%, compared to $6,746,000, or 5.17%, of total loans on non-accrual status at December 31, 1995. Accruing loans which are contractually past due ninety (90) days or more were $86,000 at September 30, 1996 compared to $121,000 at December 31, 1995.

At September 30, 1996, the management was not aware of information regarding performing loans which would cause them to have serious doubts as to the ability of the borrowers to comply with loan repayment terms, nor are they aware of any trends which might have a material impact on future operating results.


Capital Resources

Management seeks to maintain a level of capital adequate to support anticipated asset growth and credit risks and the ensure that the Company is within established regulatory guidelines and industry standards. In 1995, stockholders' equity increased $1,421,497 due to retention of the Company's 1995 net income. The Company's capital plan for 1996 contemplates continued growth in stockholders' equity through the retention of net income. Minimum capital ratios required under the final 1994 risk-based capital regulations are 6.0% for Tier 1 Capital and 8.0% for

Total Capital. At December 31, 1995 the Company had Tier 1 Capital of 10.31% and Total Capital of 11.56% and at September 30, 1996 the company had Tier 1 Capital of 10.26% and Total Capital of 11.52%.

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

               27 - Financial Data Schedule

PART III.    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                   HARBOR BANCORP




Dated:     November 12, 1996       /s/ DALLAS E. HAUN
      -----------------------      --------------------------
                                   DALLAS E. HAUN
                                   Vice President




Dated:     November 12, 1996       /s/ MELISSA LANFRE'
      -----------------------      --------------------------
                                   MELISSA LANFRE'
                                   Vice President & CFO