Form 10KSB
period 1996-12-31
HARBOR BANCORP /
filed 1997-03-27
CIK 708193

                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark one)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

   For the fiscal year ended December 31, 1996

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $15,088,089

As of February 28, 1997, the aggregate market value of the common stock held by non-affiliates of the registrant was: $18,840,036

Number of shares of common stock of the registrant outstanding of February 28, 1997: 1,415,214

                                     PART I


ITEM 1.  BUSINESS.

General

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

                 The Company's principal business is to serve as a holding company for the Bank and its subsidiaries and for other banking or banking-related subsidiaries which the Company may establish or acquire. The Company's principal source of income is dividends from its subsidiaries. Legal limitations are imposed on the amount of dividends that may be paid and loans that may be made by the Bank and its subsidiaries to the Company. As of December 31, 1996, the Company had total consolidated assets of approximately $200 million, total consolidated net loans of approximately $141 million, total consolidated deposits of approximately $183 million and total stockholder's equity of approximately $16 million. The Company does not have any industry segments.

                 Harbor Bank Properties was incorporated under the laws of the State of California on September 11, 1975 and is a wholly-owned subsidiary of the Company. This company is presently inactive.

                 Harbor Bank was incorporated under the laws of the State of California on December 3, 1973, and was licensed by the California Superintendent of Banks (the "Superintendent") and commenced operations as a California state-chartered bank on May 13, 1974. It currently operates six (6) offices, two offices in Long Beach, one office in Los Alamitos, one office in Irvine, one office in Fountain Valley and one office in Huntington Beach, California. As of December 31, 1996, the Bank had approximately $200 million in assets, approximately $141 million in net loans, and approximately $184 million in deposits.

                 H.B. Funding is a California corporation that was incorporated on February 17, 1983 and is wholly-owned by the Bank. H.B. Funding operates as a mortgage company and currently brokers loans to other lending institutions on a fee basis.

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

                 On August 3, 1993, the Bank and FDIC executed a Memorandum of Understanding ("FDIC Memorandum"). The FDIC Memorandum required the Bank to take certain actions, including the following: (i) increase Board of Directors participation; (ii) maintain Tier 1 capital equal to or exceeding six and one-half (6.5%) percent of the Bank's total assets; (iii) chargeoff or collect certain assets classified loss, and reduce certain other assets classified substandard in accordance with a specified reduction schedule; (iv) restrict extensions of credit to borrowers who had loans previously charged-off or classified loss and uncollected, or substandard; (v) revise, adopt, and implement the following: lending and collection policies, profit plan, business/strategic plan, liquidity and funds management policy, and internal routine and control policy; (vi) review adequacy of the reserve for loan losses and establish a comprehensive policy for determining the adequacy of the reserve for loan losses; (vii) eliminate and/or correct any and all violations of law; (viii) file with the FDIC amended Consolidated Reports of Condition and Income as of December 31, 1993; and (ix) furnish written progress reports detailing the compliance with the FDIC Memorandum.

                 As a result of an examination conducted by the FDIC as of January 8, 1996, the FDIC determined that the Bank was in compliance with the terms of the FDIC Memorandum, and the FDIC removed the FDIC Memorandum on May 22, 1996.

                 On January 3, 1995, the Bank and the Superintendent executed a Memorandum of Understanding ("Superintendent's Memorandum"). The Superintendent's Memorandum required the Bank to take certain actions, including the following: (i) retain management acceptable to the Superintendent; (ii) maintain tangible shareholders equity in an amount which equals or exceeds six and one-half (6.5%) percent of total tangible assets;
(iii) charge-off or collect all assets classified loss, and reduce certain other assets classified substandard and doubtful in accordance with a specified reduction schedule; (iv) maintain an adequate allowance for loan losses, and review the adequacy of the allowance prior to the end of each calendar quarter;
(v) maintain an adequate valuation allowance for other real estate owned; (vi) correct all violations of law; (vii) revise, adopt and implement the following: lending and collection policies, investment policy, internal loan and operations audit policy, liquidity policy, a profit plan and month-to-month budget for 1995, and an annual schedule to review and adopt all policies; (viii) avoid distributions to its shareholder without the prior written consent of the Superintendent; and
(ix) furnish written progress reports to the Superintendent on a quarterly basis.

                 As a result of a request made by the Board of Directors of Harbor Bank on May 28, 1996, the Superintendent determined that the Bank was in compliance with the terms of the Superintendent's Memorandum, and the Superintendent removed the Superintendent's Memorandum on June 12, 1996.

                 As a result of an examination conducted by the Federal Reserve Bank of San Francisco ("FRB") as of March 31, 1994, the Company and the FRB executed a Memorandum of Understanding (the "FRB Memorandum") dated October 25, 1994. In accordance with the terms of the FRB Memorandum, the Company agreed to take certain actions including the following: (i) declare or pay any dividends without prior written approval; (ii) submit a written plan to maintain an adequate capital position; (iii) submit a written statement concerning steps to be taken to improve the condition of the Bank and the Company; (iv) submit written intercompany tax allocation and payment policies;
(v) shall not enter into any transaction which would result in lending or collateral violations; (vi) increase borrowings or debt without prior written approval; (vii) enter into any agreements to acquire any interest in any entities or portfolios, or engage in any new line of business without prior written approval; and (viii) form a committee of board of directors to monitor compliance with the provisions of the FRB Memorandum.

Based on the Company's overall improved financial condition and the adoption of certain resolutions by the Company's Board of Directors, the FRB terminated the FRB Memorandum effective December 3, 1996.


Supervision and Regulation

         Harbor Bancorp

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

                 The BHC Act also prohibits a bank holding company or any of its subsidiaries from acquiring voting shares or substantially all the assets of any bank located in a state other than the state in which the operations of the bank holding company's banking subsidiaries are principally conducted unless such acquisition is expressly authorized by statutes of the state in which the bank to be acquired is located. Legislation recently adopted in California permits out-of-state bank holding companies to acquire California banks. See "Effect of Governmental Policies and Recent Legislation" later in this section.

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

         Federal Deposit Insurance Corporation Improvement Act of 1991

                 On December 19, 1991, the FDIC Improvement Act was enacted into law. Set forth below is a brief discussion of certain portions of this law and implementing regulations that have been adopted or proposed by the Federal Reserve Board, the Comptroller of the Currency ("Comptroller"), the Office of Thrift Supervision ("OTS") and the FDIC (collectively, the "federal banking agencies").

         Standards for Safety and Soundness

                 The FDIC Improvement Act requires the federal banking agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to internal controls, loan documentation, credit underwriting, interest rate exposure and asset growth. Standards must also be prescribed for classified loans, earnings and the ratio of market value to book value for publicly traded shares. The FDIC Improvement Act also requires the federal banking agencies to issue uniform regulations prescribing standards for real estate lending that are to consider such factors as the risk to the deposit insurance fund, the need for safe and sound operation of insured depository institutions and the availability of credit. Further, the FDIC Improvement Act requires the federal banking agencies to establish standards prohibiting compensation, fees and benefit arrangements that are excessive or could lead to financial loss.

                 In July 1992, the federal banking agencies issued a joint advance notice of proposed rule making requesting public comment on the safety and soundness standards required to be prescribed by the FDIC Improvement Act. The purpose of the notice is to assist the federal banking agencies in the development of proposed regulations. In accordance with the FDIC Improvement Act, final regulations must become effective no later than December 1, 1993.

                 In December 1992, the federal banking agencies issued final regulations prescribing uniform guidelines for real estate lending. The regulations, which became effective March 19, 1993, require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan-to-value limits that do not exceed the supervisory limits prescribed by the regulations.

         Prompt Corrective Regulatory Action

                 The FDIC Improvement Act requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions that fall below one or more prescribed minimum capital ratios. The purpose of this law is to resolve the problems of insured depository institutions at the least possible long-term cost to the appropriate deposit insurance fund.

                 The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized (significantly exceeding the required minimum capital requirements), adequately capitalized (meeting the required capital requirements), undercapitalized (failing to meet any one of the capital requirements), significantly undercapitalized (significantly below any one capital requirement) and critically undercapitalized (failing to meet all capital requirements).

                 In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of the FDIC Improvement Act. Under the regulations, an insured depository institution will be deemed to be:

         o "well capitalized" if it (i) has total risk-based capital of 10% or greater, Tier 1 risk-based capital of 6% or greater and a leverage capital ratio of 5% or greater and (ii) is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure;

         o "adequately capitalized" if it has total risk-based capital of 8% or greater, Tier 1 risk-based capital of 4% or greater and a leverage capital ratio of 4% or greater (or a leverage capital ratio of 3% or greater if the institution is rated composite 1 under the applicable regulatory rating system in its most recent report of examination);

         o "undercapitalized" if it has total risk-based capital that is less than 8%, Tier 1 risk-based capital that is less than 4% or a leverage capital ratio that is less than 4% (or a leverage capital ratio that is less than 3% if the institution is rated composite 1 under the applicable regulatory rating system in its most recent report of examination);

         o "significantly undercapitalized" if it has total risk-based capital that is less than 6%, Tier 1 risk-based capital that is less than 3% or a leverage capital ratio that is less than 3%; and

         o "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%.

                 An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized or undercapitalized may be reclassified to the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, (i) determines that the institution is an unsafe or unsound condition or (ii) deems the institution to be engaging in an unsafe or unsound practice and not to have corrected the deficiency. At each successive lower capital category, an insured depository institution is subject to more restrictions and federal banking agencies are given less flexibility in deciding how to deal with it.

                 The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines; of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan
(i) specifies the steps the institution will take to become adequately capitalized, (ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions.

                 An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers, subject to certain grandfather provisions for those elected prior to enactment of the FDIC Improvement Act; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

                 Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. For example, a critically undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of business without prior regulatory approval and could not, with certain exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming critically undercapitalized. Most importantly, however, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the regulator.

                 The FDIC has adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

                 In addition to the risk-based guidelines, the FDIC requires banks to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a bank rated in the highest of the five categories used by the FDIC to rate banks, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banks not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the FDIC has the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

                 In August 1995, the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a bank's capital adequacy, an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The final regulations, however, do not include a measurement framework for assessing the level of a bank's exposure to interest rate risk, which is the subject of a proposed policy statement issued by the federal banking agencies concurrently with the final regulations. The proposal would measure interest rate risk in relation to the effect of a 200 basis point change in market interest rates on the economic value of a bank. Banks with high levels of measured exposure or weak management systems generally will be required to hold additional capital for interest rate risk. The specific amount of capital that may be needed would be determined on a case-by-case basis by the examiner and the appropriate federal banking agency. Because this proposal has only recently been issued, the Bank currently is unable to predict the impact of the proposal on the Bank if the policy statement is adopted as proposed.

                 In January 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy.

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

         Other Items

                 The FDIC Improvement Act also, among other things, (i) limits the percentage of interest paid on brokered deposits and limits the unrestricted use of such deposits to only those institutions that are well capitalized; (ii) requires the FDIC to charge insurance premiums based on the risk profile of each institution; (iii) eliminates "pass through" deposit insurance for certain employee benefit accounts unless the depository institution is well capitalized or, under certain circumstances, adequately capitalized; (iv) prohibits insured state chartered banks from engaging as principal in any type of activity that is not permissible for a national bank unless the FDIC permits such activity and the bank meets all of its regulatory capital requirements; (v) directs the appropriate federal banking agency to determine the amount of readily marketable purchased mortgage servicing rights that may be included in calculating such institution's tangible, core and risk-based capital; and (vi) provides that, subject to certain limitations, any federal savings association may acquire or be acquired by any insured depository institution.

                 In addition, the FDIC has issued final and proposed regulations implementing provisions of the FDIC Improvement Act relating to powers of insured state banks. Final regulations issued in October 1992 prohibit insured state banks from making equity investments of a type, or in an amount, that are not permissible for national banks. In general, equity investments include equity securities, partnership interests and equity interests in real estate. Under the final regulations, non-permissible investments must be divested by no later than December 19, 1996. The Bank has no such non-permissible investments.

                 Regulations issued in December 1993 prohibit insured state banks from engaging as principal in any activity not permissible for a national bank, without FDIC approval. The proposal also provides that subsidiaries of insured state banks may not engage as principal in any activity that is not permissible for a subsidiary of a national bank, without FDIC approval.

                 The impact of the FDIC Improvement Act on the Bank is uncertain, especially since many of the regulations promulgated thereunder have only been recently adopted and certain of the law's provisions still need to be defined through future regulatory action. Certain provisions, such as the recently adopted real estate lending standards and the limitations on investments and powers of state banks and the rules to be adopted governing compensation, fees and other operating policies, may affect the way in which the Bank conducts its business, and other provisions, such as those relating to the establishment of the risk-based premium system, may adversely affect the Bank's results of operations. Furthermore, the actual and potential restrictions and sanctions that apply to or may be imposed on undercapitalized institutions under the prompt corrective action and other provisions of the FDIC Improvement Act may significantly adversely affect the operations and liquidity of the Bank, the value of its Common Stock and its ability to raise funds in the financial markets.

         Capital Adequacy Guidelines

                 The FDIC has issued guidelines to implement the risk-based capital requirements. The guidelines are intended to establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet items into account in assessing capital adequacy and minimizes disincentives to holding liquid, low-risk assets. Under these guidelines, assets and credit equivalent amounts of off-balance sheet items, such as letters of credit and outstanding loan commitments, are assigned to one of several risk categories, which range from 0% for risk-free assets, such as cash and certain U.S. Government securities, to 100% for relatively high-risk assets, such as loans and investments in fixed assets, premises and other real estate owned. The aggregated dollar amount of each category is then multiplied by the risk-weight associated with that category. The resulting weighted values from each of the risk categories are then added together to determine the total risk-weighted assets.

                 A banking organization's qualifying total capital consists of two components: Tier 1 capital (core capital) and Tier 2 capital (supplementary capital). Tier 1 capital consists primarily of common stock, related surplus and retained earnings, qualifying noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries. Intangibles, such as goodwill, are generally deducted from Tier 1 capital; however, purchased mortgage servicing rights and purchase credit card relationships may be included, subject to certain limitations. At least 50% of the banking organization's total regulatory capital must consist of Tier 1 capital.

                 Tier 2 capital may consist of (i) the allowance for possible loan and lease losses in an amount up to 1.25% of risk-weighted assets; (ii) perpetual preferred stock, cumulative perpetual preferred stock and long-term preferred stock and related surplus; (iii) hybrid capital instruments (instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus, in an amount up to 50% of Tier 1 capital. The inclusion of the foregoing elements of Tier 2 capital are subject to certain requirements and limitations of the federal banking agencies.

                 The FDIC has also adopted a minimum leverage capital ratio of Tier 1 capital to average total assets of 3% for the highest rated banks. This leverage capital ratio is only a minimum.

Institutions experiencing or anticipating significant growth or those with other than minimum risk profiles are expected to maintain capital well above the minimum level. Furthermore, higher leverage capital ratios are required to be considered well capitalized or adequately capitalized under the prompt corrective action provisions of the FDIC Improvement Act.

         Safety and Soundness Standards

                 In February 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by FDICIA. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Guidelines for asset quality and earnings standards will be adopted in the future. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired.
If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

                 In December 1992, the federal banking agency issued final regulations prescribing uniform guidelines for real estate lending. The regulations require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

                 Appraisals for "real estate related financial transactions" must be conducted by either state-certified or state-licensed appraisers for transactions in excess of certain amounts. State-certified appraisers are required for all transactions with a transaction value of $1,000,000 or more; for all nonresidential transactions valued at $250,000 or more; and for "complex" 1-4 family residential properties of $250,000 or more. A state-licensed appraiser is required for all other appraisals. However, appraisals performed in connection with "federally related transactions" must now comply with the agencies' appraisal standards. Federally related transactions include the sale, lease, purchase, investment in, or exchange of, real property or interests in real property, the financing of real property, and the use of real property or interests in real property as security for a loan or investment, including mortgage backed securities.

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

                 The FDIC implemented a final risk-based assessment system, as required by FDICIA, effective January 1, 1994, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. As long as BIF's reserve ratio is less than a specified "designated reserve ratio," 1.25%, the total amount raised from BIF members by the risk-based assessment system may not be less than the amount that would be raised if the assessment rate for all BIF members were .023% of deposits. The FDIC, effective September 15, 1995, lowered assessments from their rates of $.23 to $.31 per $100 of insured deposits to rates of $.04 to $.31, depending on the condition of the bank, as a result of the recapitalization of the BIF. On November 15, 1995, the FDIC voted to drop its premiums for well capitalized banks to zero effective January 1, 1996. Other banks will be charged risk-based premiums up to $.27 per $100 of deposits.

                 Governor Pete Wilson recently signed Assembly Bill 3351 (the "Banking Consolidation Bill"), authored by Assemblyman Ted Weggeland and sponsored by the California State Banking Department (the"Department"), effective July 1, 1997, which creates the California Department of Financial Institutions ("DFI") to be headed by a Commissioner of Financial Institutions out of the existing Department which regulates state chartered commercial banks and trust companies in California.

                 The Banking Consolidation Bill, among other provisions, also
(i) transfers regulatory jurisdiction over state chartered savings and loan associations from the Department of Savings and Loans ("DSL") to the newly created DFI and abolishes the DSL; (ii) transfers regulatory jurisdiction over state chartered industrial loan companies and credit unions from the Department of Corporations to the newly- created DFI; and (iii) establishes within the DFI separate divisions for credit unions, commercial banks, industrial loan companies and savings and loans. As the Banking Consolidation Bill has only recently been enacted, it is impossible to predict with any degree of certainty what impact it will have on the banking industry in general and the Bank in particular.

                 Congress has recently passed, and the President has signed into law provisions to strengthen the Savings Association Insurance

Fund (the "SAIF") and to repay outstanding bonds that were issued to recapitalize the SAIF's successor as result of payments made due to insolvency of savings and loan associations and other federally insured savings institutions in the late 1980's and early 1990's. The new law will require savings and loan associations to bear the cost of recapitalizing the SAIF and, after January 1, 1997, banks will contribute towards paying off the financing bonds, including interest. In 2000, the banking industry will assume the bulk of the payments. The new law also aims to merge the Bank Insurance Fund and SAIF by 1999 but not until the bank and savings and loan charters are combined. The Treasury Department has until March 31, 1997 to deliver to Congress on combining the charters. Additionally, the new law also provides "regulatory relief" for the banking industry by effecting approximately 30 laws and regulations. The costs and benefits of the new law to the Bank can not currently be accurately predicted.

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

                 The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirement and conditions as for a merger transaction. Effective October 2, 1995, California adopted legislation which "opts California into" the Interstate Act. However, the California Legislation restricts out of state banks from purchasing branches or starting a de novo branch to enter the California banking market. Such banks may proceed only by way of purchases of whole banks.

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

                 On September 28, 1995, Governor Wilson signed Assembly Bill No. 1482, the Caldera, Weggeland, and Killea California Interstate Banking and Branching Act of 1995 (the "1995 Act"). The 1995 Act, which was filed with the Secretary of State as Chapter 480 of the Statutes of 1995, became operative on October 2, 1995.

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

                 In February 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. Additional standards on earnings and classified assets are expected to be issued in the near future.

         Changes in Accounting Principles

                 In March of 1995, the FASB issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The statement does not apply to financial instruments long-term customer relationships of a financial institution (core deposits), mortgage and other servicing rights, and tax deferred assets. SFAS 121 requires the review of long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances include, for example, a significant decrease in market value of an assets, a significant change in use of an asset, or an adverse change in a legal factor that could affect the value of an asset. If such an event occurs and it is determined that the carrying value of the asset may not be recoverable, an impairment loss should be recognized as measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value can be determined by a current transaction, quoted market prices, or present value of estimated expected future cash flows discounted at the appropriate rate. The statement is effective for fiscal years beginning after December 15, 1995. The implementation of SFAS No. 121 did not have a material impact on its results of operations or financial position.

                 In May of 1995, the FASB issued SFAS 122, Accounting for Mortgage Servicing Rights. SFAS No. 122 eliminates distinctions between servicing rights that were purchased and those that were retained upon the sale of loans. The statement requires mortgage servicers to recognize as separate assets rights to service loans, no matter how the rights were acquired. Institutions who sell loans and retain the servicing rights will be required to allocate the total cost of the loans to servicing rights and loans based on their relative fair values if the value can be estimated. SFAS No. 122 is effective for fiscal years beginning after December 15, 1995. Further, SFAS No. 122 requires that all capitalized mortgage servicing rights be periodically evaluated for impairment based upon the current fair value of these rights. This Statement which is superseded by SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, did not have a material effect on the Company's or the Bank's financial condition and results of operations.

                 In October of 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, establishing financial accounting and reporting standards for stock-based employee compensation plans. This statement encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation pans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net income and, if presented, earnings per share, as if this statement had been adopted. The accounting requirements of this statement are effective for transactions entered into in fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. The proforma earnings per share disclosure required by SFAS 123 are not shown in the Company's notes to Consolidated Financial Statements as the pro forma impact of applying SFAS 123 is insignificant in 1996.

                 In June of 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and in December, 1996 issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 (an amendment of FASB Statement No. 125) establishing accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of the financial-components approach. This approach requires the recognition of financial assets and servicing assets that are controlled by the reporting entity, the derecognition of financial assets when control is surrendered, and the derecognition of liabilities when they are extinguished. Specific criteria are established for determining when control has been surrendered in the transfer of financial assets. Liabilities and derivatives incurred or obtained by transferors in conjunction with the transfer of financial assets are required to be measured at fair value, if practicable. Servicing assets and other retained interests in transferred assets are required to be measured by allocating the previous carrying amount between the assets sold, if any, and the interest that is retained, if any, based on the relative fair values of the assets on the date of the transfer. Servicing assets retained are subsequently subject to amortization and assessment for impairment. Management believes the implementation of this statement will not have a material effect on the Company's or its subsidiary banks financial condition or results of operations.

         Hazardous Waste Clean-Up Costs

                 Management is aware of recent legislation and cases relating to hazardous waste clean-up costs and potential liability. Based on a general survey of the loan portfolio of the Bank, conversations with local authorities and appraisers, and the type of lending currently and historically done by the Bank (the Bank has generally not made the types of loans generally associated with hazardous waste contamination problems), management is not aware of any potential liability for hazardous waste contamination.

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

Market Area

                 The Bank and the Company provide a solution-oriented approach to meeting the banking needs of individuals and businesses through six branches located in Los Angeles and Orange Counties.

                 The Company's market areas in the past five years have felt the full impact of the national recession that continued in California through all of 1996. The recession has been most felt through the progressive loss of jobs as defense contractors cut back and restructure; in declines in construction activity; cutbacks in the aerospace industry and in the closing of more than the normal number of small businesses. Real estate values have substantially declined with some properties dropping by 20% to 30% depending on location and price range and the increases in unemployment statistics. On a positive note, most recent economic reports point to decreases in unemployment and some increases in both sales volume and prices of real estate.


Business Concentrations

                 As of December 31, 1996, the Bank had approximately $200
million in assets and $184 million in deposits.   No individual or single group
of related accounts is considered material in relation to the Bank's totals, or in relation to its overall business.

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

Competition

                 The banking business in California generally, and in the Bank's primary service areas specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices and operations over a wide geographic area.
Among the advantages such major banks have over the Bank are their ability to finance wide-ranging advertising campaigns and to allocate their investment assets to regions of higher yield and demand. Such banks offer certain services such as trust services and international banking which are not offered directly by the Bank (but which can be offered indirectly by the Bank through correspondent institutions). In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank. (Legal lending limits to an individual customer are based upon a percentage of a bank's total capital accounts.) Other entities, both governmental and in private industry, seeking to raise capital through the issuance and sale of debt or equity securities also provide competition for the Bank in the acquisition of deposits. Banks also compete with money market funds and other money market instruments which are not subject to interest rate ceilings.

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

Employees

                 At December 31, 1996, the Company and the Bank employed 96 individuals, all on a full-time basis. The Company believes that its employee relations are excellent.

Statistical Disclosure

                 The following tables and data set forth, for the respective periods shown, statistical information relating to the Company and its subsidiaries. This statistical data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Financial Statements and Notes thereto incorporated by reference herein from the Company's 1996 Annual Report. See "ITEM 6. SELECTED
FINANCIAL DATA, "ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS," and "ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." Average balances in all tables are computed using daily average balances for each month divided by the number of months in the period. Unless the context indicates otherwise, all references to the Company in the following tables and data include the Company and its subsidiaries on a consolidated basis.

                              YEAR ENDED DECEMBER 31, 1996       YEAR ENDED DECEMBER 31, 1995         YEAR ENDED DECEMBER 31, 1994
                                        INTEREST   AVERAGE                 INTEREST   AVERAGE                   INTEREST   AVERAGE
                              AVERAGE    INCOME     YIELDS       AVERAGE    INCOME     YIELDS         AVERAGE    INCOME     YIELDS
                              BALANCE  OR EXPENSE  OR RATES      BALANCE  OR EXPENSE  OR RATES        BALANCE  OR EXPENSE  OR RATES
                              -----------------------------      -----------------------------        -----------------------------
ASSETS
  Interest Earning Deposits   $    495   $    28     5.56%       $    495   $    31     6.26%         $  1,445   $    85     5.88%
  Taxable Securities            24,571     1,436     5.84          28,357     1,739     6.13            20,405       989     4.85
  Non-taxable Securities           369        15     4.18             341        21     6.16               356        22     6.18
  Federal Funds Sold            16,568       859     5.19          14,696       805     5.48            12,996       537     4.13
  Loans (1)                    133,951    12,750     9.52         118,986    11,502     9.67           116,535    10,320     8.86
    TOTAL EARNING ASSETS/     --------   -------    -----        --------   -------    -----          --------   -------    -----
     INTEREST INCOME           175,954    15,088     8.58%        162,875    14,098     8.66%          151,737    11,953     7.88%

 Reserve for Loan Losses        (2,948)                            (3,044)                              (3,228)
 Other Assets                   22,485                             21,539                               25,061
                              --------                           --------                             --------
TOTAL ASSETS                  $195,491                           $181,370                             $173,570
                              --------                           --------                             --------

LIABILITIES
& STOCKHOLDERS' EQUITY
  Savings & Interest-bearing
   Demand Deposits            $ 60,577   $ 1,368     2.26%       $ 65,702   $ 1,413     2.15%         $ 60,854   $ 1,207     1.98%
  Time Deposits                 32,580     1,687     5.18          24,473     1,185     4.84            21,170       727     3.43
  Borrowed Funds                    54         4     6.29             767        44     5.74             1,135        72     6.34
                              --------   -------    -----        --------   -------    -----          --------   -------    -----
TOTAL INT-BEARING
LIABILITIES/
  INTEREST EXPENSE              93,211     3,059     3.28%         90,942     2,642     2.91%           83,159     2,006     2.41%

   Demand Deposits              86,242                             75,823                               75,253
   Other Liabilities             1,031                                829                                1,818
                              --------                           --------                             --------
TOTAL LIABILITIES              180,484                            167,594                              160,230
STOCKHOLDERS' EQUITY            15,007                             13,776                               13,340
TOTAL LIABILITIES &           --------                           --------                             --------
STOCKHOLDERS' EQUITY          $195,491                           $181,370                             $173,570
                              ========                           ========                             ========

  Net Interest Income                    $12,029                            $11,456                              $ 9,947
  Net Interest Income to Earning Assets  =======     6.84%                  =======     7.03%                    =======     6.56%
                                                    =====                              =====                                =====




(1)  Included in interest income on loans are fees of $173,517 in 1996,
$433,019 in 1995 and $464,313 in 1994.  Note:    Interest income on nonaccrual
loans is not included in interest income. Interest income on non-taxable securities is not stated on a tax-equivalent basis. Due to rounding individual amounts may not agree to audited statements by $1 - 2.

The following table sets forth changes in interest income and interest expense and the amount of change attributable to variances in volume and variance in interest rates. The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.


                                            1996 OVER 1995                         1995 OVER 1994
                                            --------------                         --------------
                                            AMOUNT OF CHANGE                       AMOUNT OF CHANGE
                                            ATTRIBUTED TO:                         ATTRIBUTED TO:
                                            ----------------                       ----------------
                                 TOTAL INCREASE                          TOTAL INCREASE
                                  OR (DECREASE)  VOLUME      RATE         OR (DECREASE)  VOLUME    RATE
                                      ------     ------      -----            ------     ------   ------
                                      (in thousands)                         (in thousands)
  Interest Income:

  Interest on taxable securities      $ (303)    $ (232)     $ (71)           $  750     $  437   $  313

  Interest on nontaxable securities       (6)         2         (8)               (1)        (1)       -

  Interest on deposits with banks         (3)         -         (3)              (54)       (58)       4

  Federal funds sold                      54        103        (49)              268         82      186

  Interest & fees on loans(1)          1,248      1,447       (199)            1,182        227      955
                                      ------     ------      -----            ------     ------   ------
    TOTAL INTEREST INCOME                990      1,320       (330)            2,145        687    1,458

 Interest Expense:

  Interest on Deposits:
    Savings & Interest bearing demand    (43)       (99)        56               206        100      106

    Other time deposits                  502        393        109               458        137      321
  Interest on short-term borrowing       (41)       (41)         -               (28)         -      (28)
                                      ------     ------      -----            ------     ------   ------
       TOTAL INTEREST EXPENSE            418        253        165               636        237      399

                                      ------     ------      -----            ------     ------   ------
Net Interest Spread                   $  572     $1,067      $(495)           $1,509     $  450   $1,059
                                      ======     ======      =====            ======     ======   ======

Note: Individual line items may not agree exactly to changes apparent from the audited statements by $1 - 2 due to rounding.
(1) Included in interest & fees on loans are fees of $173,517 in 1996 and $433,019 in 1995.
(2) The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the dollar amounts of the change in each. The following table shows the distribution of assets, liabilities and stockholders' equity; interest rates and interest differential (dollars in thousands).

                              INVESTMENT PORTFOLIO
                              --------------------


     The Bank positions its investment portfolio to maintain a level of liquidity considered adequate within the prevailing economic climate. Under this policy, purchases of investment securities as well as the sale of federal funds are made after consideration of liquidity requirements.

         The book value of the investment portfolio by investment category for the last three years ended December 31, 1996 (in thousands):

                              1996           1995           1994
                             -------        -------        -------
U.S. gov't
  & agency
  obligations                $23,510        $33,812        $33,721

Obligations of
state/political
 subdivisions                    543            338            341

Mutual funds, net                799            832            757
                             -------        -------        -------
                             $24,852        $34,982        $34,819
                             =======        =======        =======


     Maturities of the investment portfolio by investment categories is as follows at December 31, 1996 (in thousands):


                              --------------------------------------------
                              LESS THAN  ONE YEAR    FIVE THRU    AFTER
                              ONE YEAR     THRU      TEN YEARS   TEN YEARS
                                         FIVE YEARS
                              --------------------------------------------
                     BOOK
                     VALUE
                    -------
U.S. gov't
  & agency
  obligations       $23,510   $18,818     $ 2,802     $ 1,619     $   271

Obligations of
state/political
 subdivisions           543       104          25         414           -

Mutual funds, net       799         -           -           -         799
                    -------   -------     -------     -------     -------
                    $24,852   $18,921     $ 2,827     $ 2,033     $ 1,070
                    =======   =======     =======     =======     =======

Yield-Weighted Average          4.84%       7.53%       6.16%      10.31%


Note: Interest income on non-taxable securities is not stated on a tax-equivalent basis.

                                 LOAN PORTFOLIO
                                 --------------
                                 (in thousands)

                                                        DOMESTIC
                                           ----------------------------------
                                           COMMERCIAL           REAL ESTATE
                                                                   LOANS
                                                               (CONSTRUCTION)
                                           ----------------------------------
Maturity Distribution:
Due within one year                        $31,008                $   523
Due after one but before five
  years                                     19,114                     -
Due after five years                            37                    266
                                           -------                -------
TOTAL AT DECEMBER 31, 1996                 $50,159                $   789
                                           =======                =======

Interest Sensitivity:  Loans Due
  After One Year
    Fixed-rate loans                       $10,001                $    -
    Prime-tied loans                         9,149                    266
                                           -------                -------
TOTAL AT DECEMBER 31, 1996                 $19,150                $   266
                                           =======                =======




The composition of the Company's loan portfolio for the last five years ended December 31, 1996 is as follows (in thousands):

                        1996      1995      1994      1993      1992
  Commercial          $ 50,523  $ 51,528  $ 46,502  $ 46,698  $ 66,788
  Commercial - real
    estate secured      69,295    53,434    45,311    39,222     4,738
  Real Estate-secured   17,021    16,127    15,101    18,661    22,721
  Real Estate-
   construction            789     3,412     4,329    12,089    13,286
  Installment            6,360     5,911     3,607     3,838     2,748
                      --------  --------  --------  --------  --------
   TOTAL              $143,988  $130,412  $114,850  $120,508  $110,281
                      ========  ========  ========  ========  ========

                          LOANS CONTRACTUALLY PAST DUE
                          ----------------------------
                                 (all domestic)


                             TROUBLED      PAST DUE 90 DAYS(2)
                               DEBT        --------------------    LOANS ON
                            RESTRUCTURING  AMOUNT    % OF TOTAL  NON ACCRUAL(1)
                            ------------------------------------------------
                                             (in thousands)
December 31, 1996:
  Commercial                  $     45     $     87      .17%      $ 1,262
  Real Estate-secured            1,836            -      .00%        2,521
  Real Estate-
   construction                      -            -         -            -
  Installment                        -           83     1.30%            -
                              --------     --------     -----      -------
   TOTAL                      $  1,881     $    170      .12%      $ 3,783
                              ========     ========     =====      =======
December 31, 1995:
  Commercial                  $    769     $     46      .09%      $ 1,190
  Real Estate-secured              335           35      .05%        5,497
  Real Estate-
   construction                     49            -         -            -
  Installment                       12           40      .67%           59
                              --------     --------     -----      -------
    TOTAL                     $  1,165     $    121      .09%      $ 6,746
                              ========     ========     =====      =======
December 31, 1994:
  Commercial                  $      -     $     97      .21%        2,041
  Real Estate-secured                             -      .00%        3,636
  Real Estate-
   construction                                   -      .00%            -
  Installment                                     -      .00%           63
                              --------     --------     -----      -------
    TOTAL                     $            $     97      .08%      $ 5,740
                              ========     ========     =====      =======
December 31, 1993:
  Commercial                  $      -     $    196      .26%          827
  Real Estate-secured                           531     1.84%        3,176
  Real Estate-
   construction                                   -      .00%          833
  Installment                                    14      .27%           34
                              --------     --------     -----      -------
    TOTAL                     $      -     $    741      .61%      $ 4,870
                              ========     ========     =====      =======
December 31, 1992:
  Commercial                  $      -     $    450      .67%      $ 1,865
  Real Estate-secured                             -      .00%        2,875
  Real Estate-
   construction                                   -      .00%            -
  Installment                                     1      .03%          101
                              --------     --------     -----      -------
    TOTAL                     $      -     $    451      .41%      $ 4,841
                              ========     ========     =====      =======



(1) Interest income which would have been recognized in 1996 and 1995 on nonperforming loans was approximately $172,713 and $260,264 respectively. The amount of interest income on nonperforming loans that was included in net income in 1996 was none. (2) Loans on Non Accrual have been excluded from the Past Due 90 Day column.

                        SUMMARY OF LOAN LOSS EXPERIENCE
                        -------------------------------

                                                                     (in thousands)
                                              1996          1995          1994          1993          1992
                                             ---------      --------      --------      --------      --------
Loans outstanding at year-end, net of
  unearned interest income
                                             $143,988       $130,412      $114,850      $120,508      $110,281
                                             ========       ========      ========      ========      ========
Average loans outstanding, net of
  unearned interest income
                                             $133,951       $118,986      $116,535      $112,023      $108,226
                                             ========       ========      ========      ========      ========

Reserve balance, beginning of year           $  3,003       $  3,224      $  3,667      $  1,355      $  1,029

Recoveries:
  Commercial                                       77             17            20            39            19
  Installment                                       2              2            24             5            12
                                             --------       --------      --------      --------      --------
    TOTAL                                          79             19            44            44            31

Loans charged off:
  Commercial                                     (672)          (393)       (1,401)       (1,143)         (126)
  Real Estate-mortgage                           (781)          (137)         (126)          -0-           -0-
  Installment                                     (51)           (22)          (48)         (153)          (63)
                                             --------       --------      --------      --------      --------
    TOTAL                                      (1,504)          (552)       (1,575)       (1,296)         (189)
                                             --------       --------      --------      --------      --------
Net loans charged off                          (1,425)          (533)       (1,531)       (1,252)         (158)

Provision charged to expense                    1,159            312         1,088         2,958           484

Acquired from Bank of San Diego                                                              606

                                             --------       --------      --------      --------      --------
Allowance balance, end of year               $  2,737       $  3,003      $  3,224      $  3,667      $  1,355
                                             ========       ========      ========      ========      ========
Ratio of net loans charged off to
  average loans outstanding                     1.06%          0.45%         1.31%         1.12%          .15%
                                             ========       ========      ========      ========      ========
Ratio of allowance for loan
  losses to loans at year end                   1.90%          2.30%         2.81%         3.04%         1.23%
                                             ========       ========      ========      ========      ========

The Company does not anticipate charge-offs in 1997 for any loan categories, however, the Company gives no assurance that charge-offs will not occur in 1997.

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

         The allowance is increased by the provision for loan losses charged to operations and reduced by loans charged off to the allowance, net of recoveries. During 1996, $1,159,269 was provided for loan losses compared to $312,596 provided during 1995 and $1,088,000 provided in 1994. The substantial provision for loan losses in 1994 was necessitated by high levels of non-performing and classified loans and loan charge-offs. The increase in the provision from 1995 to 1996 was primarily due to problem asset resolution which is reflected in the reduction of non-performing assets.

         The following table shows an allocation of the allowance for loan losses as of the end of 1995 and 1996.

                                                PERCENT OF
                                               LOANS IN EACH
                                                CATEGORY TO
                               AMOUNT           TOTAL LOANS
                              --------         -------------
December 31, 1996:
  Commercial                  $  2,006             83.2%
  Real Estate-secured              704             11.8
  Real Estate-construction           9              0.6
  Installment                       19              4.4
                              --------            ------
                              $  2,738            100.0%
                              ========            ======
December 31, 1995:
  Commercial                  $  1,059             39.5%
  Real Estate-secured            1,795             53.3
  Real Estate-construction         116              2.6
  Installment                       33              4.5
                              --------            ------
                              $  3,003            100.0%
                              ========            ======
December 31, 1994:
  Commercial                  $  1,863             59.7%
  Real Estate-secured            1,151             31.7
  Real Estate-construction         165              4.2
  Installment                       45              4.4
                              --------            ------
                              $  3,224            100.0%
                              ========            ======
December 31, 1993:
  Commercial                  $  2,415             62.4%
  Real Estate-secured              954             23.9
  Real Estate-construction         220              9.4
  Installment                       78              4.3
                              --------            ------
                              $  3,667            100.0%
                              ========            ======
December 31, 1992:
  Commercial                  $    995             60.6%
  Real Estate-secured              207             23.9
  Real Estate-construction         100             12.0
  Installment                       54              3.5
                              --------            ------
                              $  1,356            100.0%
                              ========            ======

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

                          RETURN ON EQUITY AND ASSETS
                          ---------------------------
                                 (in thousands)


                                    YEAR ENDED DECEMBER 31
                                    ----------------------
                                 1996         1995         1994
                               --------     --------     --------
Net Income                     $  1,197     $  1,238     $    158
Average Total Assets            195,491      181,370      173,570

RETURN ON AVERAGE ASSETS           0.61%        0.68%        0.09%

Net Income                     $  1,197     $  1,238     $    158
Average Equity                   15,007       13,776       13,340

RETURN ON AVERAGE EQUITY           7.98%        8.99%        1.18%

Average Total Equity           $ 15,077     $ 13,776     $ 13,340
Average Total Assets            195,491      181,370      173,570

AVERAGE TOTAL EQUITY TO
 ASSET RATIO                       7.71%        7.60%        7.69%

Dividend Declared Per Share       $   -        $   -        $   -
Net Income Per Share              $0.83        $0.88        $0.11

DIVIDEND PAYOUT RATIO                 -            -

The FDIC, based upon their examination dated January 8, 1996 believes that capital levels have been maintained above prescribed regulatory minimums for well capitalized banks.

                                    DEPOSITS
                                    --------

The following table sets forth by time remaining to maturity, domestic time certificates of deposit in amounts of $100,000 or more at December 31, 1996 (in thousands):

         Less than three months            $11,556
         Three to six months                10,550
         Six to twelve months                1,320
         Over twelve months                    402
                                           -------
                                           $23,828
                                           =======




The following table sets forth the average amount of and average rate paid on each of the following deposit categories for the last three years ended December 31, 1996:



                           AVERAGE DEPOSITS               AVERAGE RATES
                           ----------------               -------------
                        1996      1995      1994        1996   1995   1994
                        ----      ----      ----        ----   ----   ----
Non-interest bearing
  demand deposits     $ 86,242  $ 75,823  $ 75,253         -      -      -

Interest bearing
  demand deposits       49,503    53,125    44,883      3.86%  3.65%  3.25%

Savings deposits        11,074    12,577    15,971      2.20%  2.18%  2.22%

Time deposits           32,580    24,473    21,170      5.18%  4.81%  3.43%
                      --------  --------  --------
     Total deposits   $179,399  $165,998  $157,277

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

      In connection with its Golden Shore office, the Bank entered into a Lease Agreement for a term of ten years, renewable by the Bank for an additional ten year term to expire December 2002. The Lease Agreement (lease) is a triple net lease, and the Bank is responsible for nearly every cost and expense associated with renting its premises. The annual cost of the lease in 1997 is expected to be $805,000. Annual increases in the Bank's rental obligations under the Lease will not exceed 7% or the cost of living index each year, and will be reviewed every three years.


      The Bank's Marina office is located in a one-story, free-standing structure with approximately 7,500 square feet of area located at 6265 E. Second Street, Long Beach, California 90803. The building was converted in part for the Bank's use of approximately 16,000 square feet, of which 6,000 is currently leased to R.B. Williams & Associates and 2,400 square feet is leased to Bancap Investment Group. The facility is located within a retail business complex with all parking as joint use. The premises include a vault, safe deposit boxes, a
two-lane drive-up facility and two walk-up windows.   The lease term expires in
December 2000 and the expected annual cost in 1997 is $295,000.

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

     The Bank's Huntington Harbour office is located within a retail shopping and business complex, and has approximately 3,700 square feet of area at 16400 Pacific Coast Highway, Huntington Beach, California 92649. The space is leased with an annual cost of $102,000 and an expiration date of November 1999. There is ample parking which is shared with other tenants. The premises include a vault, safe deposit boxes, a two-lane drive-up facility and two walk-up windows.

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

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The common stock of Harbor Bancorp is not listed on any stock exchange nor with the NASDAQ. Although there is a relatively limited trading market in the common stock of Harbor Bancorp, management is aware that Everen Securities, Inc., Smith Barney, Ryan, Beck & Co., Elmer E. Powell & Company, Burford Capital, Jim Alexander Securities,Inc. and Hoefer and Arnett make a market in the Company's stock. The number of stockholders of record on December 31, 1996 was approximately 418.

     The following table, which summarizes stock activity during the Company's two fiscal years is based upon information provided by Everen Securities and Hoefer & Arnett.

                                           SALES PRICE
                                           -----------
QUARTER ENDED:                 HIGH          LOW        DIVIDEND
-----------------------------------------------------------------
March 31, 1995                $ 7.75       $ 6.50
June 30, 1995                   8.50         7.00
September 30, 1995             10.00         7.50
December 31, 1995              11.00         8.875

March 31, 1996                $10.797      $ 9.82
June 30, 1996                  10.375        9.75         (1)
September 30, 1996             11.00         9.00
December 31, 1996              12.75        10.625



(1)  5% stock dividend at 4/19/96

ITEM 6.  SELECTED FINANCIAL DATA


                                                   AT OR FOR THE YEAR ENDED DECEMBER 31,

                                      1996          1995          1994          1993          1992
                                      ----          ----          ----          ----          ----
Operating results:

Net interest income               $ 12,029,588  $ 11,456,120  $  9,946,446  $ 10,341,090  $ 10,167,942

Provision for loan losses            1,159,269       312,596     1,088,000     2,958,359       484,000
Net income                           1,196,546     1,238,534       157,940      (660,710)      842,828

Earnings per share                        0.83          0.88          0.11         (0.49)         0.64

Cash dividends                               -             -             -             -       291,259

Balance sheet total:

Total assets                      $200,103,495  $195,092,129  $176,465,496  $191,051,914  $168,115,137

Net loans                          141,250,271   127,408,913   111,625,771   116,840,943   108,925,048

Deposits                           183,431,500   179,204,795   162,111,914   176,001,561   153,397,098

Total stockholders'equity           15,699,982    14,556,427    13,134,930    13,095,952    13,750,862

Item 7.  MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Management's discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes and trends relating to the financial condition, results of operations, capital resources, liquidity and interest rate sensitivity of the Company during the three-year period ended December 31, 1996. The following discussion will focus on Harbor Bancorp's goals in conjunction with current events and trends. Reference should be made to the accompanying Consolidated Financial Statements of the Company and related notes for an understanding of the following discussion and analysis.


FINANCIAL CONDITION

     Assets

     Total assets increased $5,011,366, or 2.6%, from $195,092,129 at December 31, 1995 to $200,103,495 at December 31, 1996. The net increase in total assets results primarily from an increase in loans, offset by a decline in investment securities. Total earning assets also experienced an increase of $6,645,359, or 3.9%, from $171,089,797 at December 31, 1995 to $177,735,156 at
December 31, 1996. The increase in total assets and total earning assets from December 31, 1995 to December 31, 1996, is primarily the result of strong growth in loans and a modest increase in core deposits.

     Total loans increased by $13,575,643, or 10.4%, from $130,412,144 at
December 31, 1995 to $143,987,787 at December 31, 1996. In 1996, the Company benefited from a continued consolidation in the banking industry in Southern California due to bank mergers, acquisitions and closures. The increase in the loan portfolio is primarily a result of additional volume generated due to the industry consolidation. Management continues to emphasize funding only the best credits and there has been no change in the Company's philosophy of no growth for growth's sake. Cash and cash equivalents increased $2,378,627, or 9.1%, from $26,164,212 at December 31, 1995 to $28,542,839 at December 31,
1996. The increase in cash and cash equivalents is primarily due to an increase in federal funds sold and securities purchased under resale agreements which is offset by a decline in investment securities. Investment securities declined $10,130,284, or 28.9%, from $34,982,653 at December 31, 1995 to
$24,852,369 at December 31, 1996. The primary reason for the decline in investment securities is reallocation into other earning asset categories, specifically federal funds sold and securities purchased under resale agreements and loans.

     Sources of Funds

     The Company had total deposits at December 31, 1996, of $183,431,500 compared to $179,204,795 at December 31, 1995. The principal source of the increase in total deposits was in interest bearing deposits which increased $3,241,011, or 3.7%, from $87,201,532 at December 31, 1995, to $90,442,543 at
December 31, 1996. The primary reason for the overall increase was growth in core deposits. The Company continues to maintain local commercial deposits by providing a secure, stable presence in its market area. Substantially all of the Company's deposits are local, core deposits. The Company does not have any out-of-area brokered deposits included in the deposit base. The Company continues to emphasize core deposits and has elected not to compete for volatile deposits with increased rates.


Results of Operations

     Net Interest Income

     Net interest income, the difference between interest and fees earned on earning assets and interest paid on deposits and other sources of funds, has continued to be challenged by deregulation through increased competition and market conditions. The Company's net interest income is affected by the change in the amount and mix of interest-earning assets and interest-bearing liabilities. It is also affected by changes in yields earned on
interest-earning assets and rates paid on deposits and borrowed funds.    Net
interest income in 1996 was $12,029,588 compared to $11,456,120 in 1995 and $9,946,446 in 1994. The Company is consistent in its' ability to maintain a strong net interest income position with the increase in 1996 a result of an increase in earning assets. Interest earning assets averaged $175,954,000 in 1996 compared to $162,875,000 in 1995, which represents an increase of $13,079,000, or 8.03%. Loans, the largest component of interest earning assets, averaged $133,951,000 for the year ended December 31, 1996 compared to $118,986,000 for the year ended December 31, 1995. Net interest income, when expressed as a percentage of average total interest earning assets, is referred to as the net interest margin. The Company's net interest margin decreased slightly to 6.84% in 1996 from 7.03% in 1995 and 6.56% in 1994. Net interest spread, the effective rate of interest income on earning assets less the effective rate of interest expense on deposits, decreased to 5.30% in 1996 from 5.75% in 1995 and 5.47% in 1994.

     Allowance and Provision for Loan Losses

     The allowance for loan losses is a general reserve established by management to absorb potential losses inherent in the entire loan portfolio.
In evaluating the adequacy of the allowance, management gives consideration to the Company's loan loss experience, the performance of loans in the Company's portfolio, the quality of the loans in the Company's portfolio, evaluation of collateral for such loans, the economic conditions affecting collectibility of loans, the prospects and financial condition of the respective borrowers or guarantors and such other factors which in management's judgment deserve recognition in the estimation of loan losses. During 1996, $1,159,269 was provided for loan losses compared to $312,596 provided during 1995 and $1,088,000 provided during 1994. The substantial provision for loan losses in 1994 compared to 1995 was necessitated by high levels of non-performing and classified loans and loan charge-offs. The increase in the provision from 1995 to 1996 is primarily due to problem asset resolution which is reflected in the reduction of nonperforming assets. Of the $1,159,269 provided for loan losses in the year ended December 31, 1996, approximately $435,000 was provided in the fourth quarter to allow for a $350,000 charge-off. Net charge-offs for 1996, 1995 and 1994 were approximately $1,424,984, $533,833, and $1,530,355, respectively. The allowance for loan losses at December 31, 1996 was approximately $2,738,000, or 1.9% of total loans, as compared to $3,003,000, or 2.30% of total loans at December 31, 1995. Non-performing loans, loans which are no longer accruing interest, decreased $2,963,433, or 43.9%, to $3,782,539 at December 31, 1996 compared to $6,745,972 at December 31, 1995. Of the $3,782,539 in non-performing loans at December 31, 1996, there were no loans on cash basis nonaccrual. At December 31, 1995, of the $6,745,972 in non-performing loans $2,686,978 were on cash basis nonaccrual with all payments received as agreed. The primary reason for the decrease in non-performing loans was the continued improvement in the overall loan portfolio.

As a result of the Federal Deposit Insurance Corporation ("FDIC") examination at December 31, 1993, the Bank and FDIC executed a Memorandum of Understanding ("FDIC Memorandum") dated August 3, 1994.

Based upon the January 8, 1996, FDIC examination of the Bank as of November 30, 1995, the Bank was formally notified that the FDIC Memorandum dated August 3, 1994, was removed effective May 22, 1996. Subsequent to the removal of the FDIC Memorandum, the Board of Directors of the Bank approved a resolution which required Bank management to maintain certain performance standards.

As a result of an examination conducted by the California State Banking Department (the "Department") as of December 31, 1993, the Bank and the Department executed a Memorandum of Understanding which was dated January 31, 1995, which was subsequently terminated June 12, 1996.

Based upon an examination as of March 31, 1994, by the Federal Reserve Bank of San Francisco ("FRB"), the Company and the FRB executed a Memorandum of Understanding dated October 24, 1994. Following adoption of certain resolutions on November 19, 1996, the FRB terminated the Memorandum of Understanding effective December 3, 1996.

     Other Operating Income

     Other operating income, which includes income derived from service charges on deposit accounts, loan servicing fees and other fees and charges, and gain
(loss) on sale of securities, overall increased slightly to $1,189,483 in 1996, from $1,145,756 in 1995 and $1,131,210 in 1994. Service charges on deposit accounts improved modestly in 1996 over 1995 and 1994. However, the net increase from 1994 to 1995 is primarily a result of gains on sale of securities in 1995 which did not occur in 1994. The Company recorded gain on sale of securities of $18,750 and $54,044 in year ended December 31, 1996 and 1995, respectively, and a loss of $734 in year ended December 31, 1994. Gain (loss) on sale of securities is a result of the sale of securities held in the available for sale category for the purpose of improving liquidity.

     Noninterest Expense

     The 1.85% decrease in total noninterest expense in 1996 to $10,180,256 from $10,371,746 at December 31, 1995, is primarily in other real estate expense and other operating expense. Other real estate expense declined in 1996 as a result of the decrease in other real estate which decreased from $516,431 at December 31, 1995 to $328,952 at December 31, 1996. Other
operating expense decreased $194,028 to $3,095,603 in 1996 compared to $3,289,631 in 1995 and $3,087,826 in 1994. The Company experienced an increase in other operating expense in 1995 primarily due to a loss of approximately
$295,000 which resulted from the settlement of a lawsuit.   As a percentage of
average total assets, total noninterest expense declined to 5.21% in 1996, compared to 5.72% in 1995 and 5.65% in 1994.

     Net Income

     The Company reported net income of $1,196,546 in 1996, or $0.83 per share, compared to $1,238,534, or $0.88 per share, in 1995 and $157,940, or $0.11 per share, in 1994. The share and per share data information has been adjusted for 5% stock dividends issued on April 19, 1996 and October 1, 1994. Supported by an expansion economy, the Company's earnings performance in 1996 was primarily a result of growth in interest earning assets coupled with improved credit quality and decreasing other noninterest expense.

     Income Taxes

     In 1996, 1995 and 1994, the Company recorded a tax provision of $683,000, $679,000 and $20,000, respectively.

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

     The Company's Asset - Liability Management Committee manages the liquidity position, the parameters of which are approved by the Board of Directors. The liquidity position of the Company is monitored daily and the Company had liquid assets (cash, federal funds sold, securities purchased under agreements to resale, deposits in other financial institutions and investment securities) as a percent of total deposits of 29.4% and 34.4% as of December 31, 1996 and 1995, respectively. The Company's Investment Committee manages the investment portfolio, based upon the Investment Policy which is approved by the Board of Directors.

     The Bank's goal is to maintain federal funds sold at $7 to $10 million dollars on average with minimum daily investments monitored closely. Deposits with other institutions and securities purchased under agreements to resale will be maintained as alternative short-term investment products. Management's intention is to maintain an investment portfolio which contributes an adequate rate of return with minimal market or credit risk.

     Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Harbor Bank intends to maintain interest-earning assets, comprised of both loans and investments, and interest-bearing liabilities, comprised primarily of deposits, maturing or repricing evenly in order to eliminate any impact from interest rate changes. In the event of a change in interest rates, 40.66% of the loan portfolio at December 31, 1996 would immediately reprice, with 14.40% repricing within the next twelve months. 47.7% of the deposit liabilities would reprice immediately or within twelve months, with the remaining 50.7% of deposit liabilities being in noninterest bearing demand accounts.

Capital Resources

         Management seeks to maintain a level of capital adequate to support anticipated asset growth and credit risks and to ensure that the Company is within established regulatory guidelines and industry standards. The Company's capital plan for 1997 contemplates continued growth in stockholders' equity through the retention of net income. Minimum capital ratios required under the risk-based capital regulations are 4.0% for Tier 1 Capital and 8.0% for Total Capital. As of December 31, 1996, the Company had Tier 1 Capital of 10.33% and Total Capital of 11.58%.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Index to Consolidated Financial Statements and Financial Statement Schedules Covered by Report of Independent Public Accountants.


                                                                       Page
Reference
---------
Report of Ernst & Young, LLP, Auditors                                   50

Consolidated Balance Sheets at
December 31, 1996 and 1995                                            51-52

Consolidated Statements of Income for the
years ended December 31, 1996, 1995 and 1994                          53-54

Consolidated Statements of Stockholders'
Equity for the years ended December 31, 1996,
1995 and 1994                                                            55

Consolidated Statements of Cash Flows
for the years ended December 31, 1996
1995 and 1994                                                         56-57

Notes to Consolidated Financial Statements                            58-79





All schedules are omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Statements or Notes thereto.

                         REPORT OF INDEPENDENT AUDITORS





The Board of Directors and Stockholders
Harbor Bancorp


We have audited the accompanying consolidated balance sheets of Harbor Bancorp and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harbor Bancorp and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


Los Angeles, California                   Ernst & Young LLP
January 31, 1997

                        HARBOR BANCORP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                 DECEMBER 31,

                                            1996            1995
                                            ----            ----
ASSETS
------
Cash and due from banks                 $ 20,142,839    $ 20,964,212
Federal funds sold and securities
  purchased under resale agreements        8,400,000       5,200,000
                                        ------------    ------------
   Cash and cash equivalents              28,542,839      26,164,212

Time certificates of deposit                 495,000         495,000

Investment securities:
   Held to maturity (fair value of
    $6,094,994 in 1996 and
    $10,190,673 in 1995)(Notes 1 and 2)    6,064,736      10,187,147

   Available for sale                     18,787,633      24,795,506


Loans (Notes 1 and 3)                    143,987,787     130,412,144
  Less allowance for
    loan losses (Notes 1 and 4)            2,737,516       3,003,231
                                        ------------    ------------
          Net loans                      141,250,271     127,408,913

Bank premises and equipment (Note 1):
  Land                                       159,000         159,000
  Buildings and improvements               4,249,367       4,068,049
  Furniture, fixtures and equipment        3,571,799       3,427,932
                                        ------------    ------------
                                           7,980,166       7,654,981
  Less accumulated depreciation
    and amortization                       6,131,924       5,726,982
                                        ------------    ------------
                                           1,848,242       1,927,999

Other real estate                            328,952         516,431
Accrued interest receivable                  856,536         997,564
Other assets                               1,929,286       2,599,357
                                        ------------    ------------
          Total assets                  $200,103,495    $195,092,129
                                        ============    ============

                        HARBOR BANCORP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Continued)



                                                December 31,

                                            1996            1995
                                            ----            ----
 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------

Deposits:
  Interest bearing (Notes 1 and 5)       $ 90,442,543   $ 87,201,532
  Noninterest bearing                      92,988,957     92,003,263
                                         ------------   ------------
        Total deposits                    183,431,500    179,204,795

Accrued expenses and other liabilities        972,013      1,330,907
                                         ------------   ------------
        Total liabilities                 184,403,513    180,535,702

Commitments and contingencies (Note 9)              -              -

Stockholders' equity (Notes 1, 7, and 8):
  Common stock, no par value; 5,000,000
    shares authorized; issued and out-
    standing, 1,415,214 shares in 1996
    and 1,348,021 shares in 1995           13,963,517     13,257,875

Retained earnings                           1,870,619      1,381,899

  Unrealized losses on securities
    available for sale, net of tax          ( 134,154)       (83,347)
                                         ------------   ------------
        Total stockholders' equity         15,699,982     14,556,427
                                         ------------   ------------
          Total liabilities and
            stockholders' equity         $200,103,495   $195,092,129
                                         ============   ============


                See notes to consolidated financial statements.

                        HARBOR BANCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                            Years ended December 31,

                                 1996          1995          1994
                                 ----          ----          ----
Interest income:
  Interest and fees on loans  $12,749,764   $11,502,305   $10,319,644
  Interest on investment
    securities                  1,397,555     1,760,002     1,010,920
  Other interest                  940,770       835,458       621,999
                              -----------   -----------   -----------
      Total interest income    15,088,089    14,097,765    11,952,563

Interest expense:
  Interest on deposits          3,055,081     2,597,912     1,933,993
  Interest on other
    borrowed funds                  3,420        43,733        72,124
                              -----------    ----------   -----------
      Total interest expense    3,058,501     2,641,645     2,006,117
                              -----------   -----------   -----------
Net interest income            12,029,588    11,456,120     9,946,446
Provision for loan
  losses (Notes 1 and 4)        1,159,269       312,596     1,088,000
                              -----------   -----------   -----------
Net interest income after
  provision for loan
  losses                       10,870,319    11,143,524     8,858,446
Other operating income:
  Service charges on deposit
    accounts                      964,664       920,240       905,017
  Loan servicing fees and other
    fees and charges              206,069       171,472       226,927
  Gain (loss) on sale of
    securities                     18,750        54,044          (734)
                               ----------   -----------   -----------
      Total other operating
        income                  1,189,483     1,145,756     1,131,210

                        HARBOR BANCORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Continued)

                            Years ended December 31,

                                     1996         1995        1994
                                     ----         ----        ----
Noninterest expense:

  Salaries, wages and employee
    benefits                      3,781,418    3,605,859    3,244,680
  Occupancy expenses              2,177,900    2,152,163    1,969,795
  Equipment expenses                396,256      306,689      331,410
  Data processing expenses          555,108      630,077      585,606
  Other real estate expenses        173,971      387,327      592,399
  Other operating expenses        3,095,603    3,289,631    3,087,826
                                -----------  -----------   ----------
          Total noninterest
            expense              10,180,256   10,371,746    9,811,716
                                -----------  -----------   ----------

Income before income taxes        1,879,546    1,917,534      177,940

Income taxes (Notes 1 and 6)        683,000      679,000       20,000
                                -----------  -----------   ----------
Net income                      $ 1,196,546  $ 1,238,534   $  157,940
                                ===========  ===========   ==========


Weighted average number of
  common shares and common
  share equivalents               1,434,245    1,415,214    1,415,214
                                ===========   ==========   ==========

Net income per common
  share (Note 1)                   $0.83        $0.88        $0.11
                                   =====        =====        =====



                See notes to consolidated financial statements.

                        HARBOR BANCORP AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1996, 1995 and 1994


                                                          UNREALIZED
                                                         GAINS (LOSSES)
                 NUMBER OF                               ON SECURITIES
                SHARES OUT-      COMMON      RETAINED    AVAILABLE FOR
                 STANDING        STOCK       EARNINGS   SALE, NET OF TAX  TOTAL
                 -----------------------------------------------------------------
Balance at
  January
  1, 1994        1,284,023    $12,841,888   $  402,733    $(148,669)   $13,095,952
Adjustment to
  beginning
  balance for
  change in
  accounting
  method,
  net of tax          -              -             -         11,175         11,175
5% stock
  dividend          63,998        415,987     (417,308)         -           (1,321)
Change in
  unrealized
  gains (losses)
  on securities
  available for
  sale, net of
  tax                 -              -             -       (128,816)      (128,816)
Net income            -              -         157,940          -          157,940
                 ---------    -----------   ----------    ---------    -----------
Balance at
  December
  31, 1994       1,348,021    $13,257,875   $  143,365    $(266,310)   $13,134,930

Change in
  unrealized
  gains (losses)
  on securities
  available for
  sale, net of
  tax                -                 -           -        182,963        182,963
Net income           -                 -     1,238,534          -        1,238,534
                 ---------    -----------   ----------    ---------    -----------
Balance at
  December
  31, 1995       1,348,021    $13,257,875   $1,381,899    $ (83,347)   $14,556,427

5% stock
  dividend          67,193        705,642     (707,826)         -           (2,184)
Change in
  unrealized
  gains (losses)
  on securities
  available for
  sale, net of
  tax                 -                 -          -        (50,807)       (50,807)
Net income            -                 -    1,196,546          -        1,196,546
                 ---------    -----------   ----------    ---------    -----------
Balance at
  December
  31, 1996       1,415,214    $13,963,517   $1,870,619    $(134,154)   $15,699,982
                 =========    ===========   ==========    =========    ===========


                See notes to consolidated financial statements.

                        HARBOR BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,


                                        1996          1995          1994
                                        ----          ----          ----
Operating activities:
  Net income                         $ 1,196,546   $ 1,238,534   $   157,940
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Provision for depreciation and
      amortization                       483,609       480,108       539,259
    Provision for loan losses          1,159,269       312,596     1,088,000
    (Gain) loss on sale of
     investment securities               (18,750)      (54,044)          734
    Decrease (increase) in
      interest receivable                141,028       (25,237)        1,542
    (Decrease ) increase in
      interest payable                    (4,772)       (4,023)       38,649
    Provision for deferred income
      taxes                              210,000         1,000       (10,000)
    Other                                (47,378)     (494,554)     (812,220)
                                     -----------   -----------   -----------
      Net cash provided by operating
        activities                     3,119,552     1,454,380     1,003,904


Investing activities:
  Investment securities held to
    maturity:
     Purchases                        (2,212,780)  (16,295,523)   (1,598,633)
     Proceeds from maturities          6,272,169    15,688,858             -
  Investment securities available
    for sale:
     Purchases                       (34,905,252)  (34,877,417)  (38,324,772)
     Proceeds from sale                3,018,750     6,995,550     4,978,000
     Proceeds from maturities         38,000,000    29,000,000    42,274,008
  Net decrease in short-
    term securities                            -             -       396,000
  Net (increase) decrease
    in loans                         (15,000,627)  (16,095,734)    4,127,171
  Capital expenditures                  (325,185)     (473,184)     (230,240)
  Sales of other real estate             187,479     2,297,854       770,403
                                     -----------   -----------   -----------
     Net cash (used in) provided by
        investing activities          (4,965,446)  (13,759,596)   12,391,937

                        HARBOR BANCORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,



                                        1996         1995            1994
                                        ----         ----            ----
  Financing activities:
    Net increase (decrease) in
      commercial and other demand
      deposits, savings, money
      market deposits, and
      certificates of deposit         4,226,705    17,092,881     (13,889,647)

  Cash dividends and cash paid
    in lieu of fractional shares         (2,184)            -          (1,321)
                                    -----------   -----------     -----------
      Net cash provided by (used
        in) financing activities      4,224,521    17,092,881     (13,890,968)

      Increase (decrease) in cash
        and cash equivalents          2,378,627     4,787,665        (495,127)

Cash and cash equivalents at
  beginning of year                  26,164,212    21,376,547      21,871,674
                                    -----------   -----------     -----------
Cash and cash equivalents at
  end of year                       $28,542,839   $26,164,212     $21,376,547
                                    ===========   ===========     ===========




                                       1996          1995            1994
                                    -----------   -----------     -----------
Supplemental disclosures of
  cash flow information:
    Cash paid for:
      Interest                      $ 3,063,273   $ 2,645,668     $ 1,967,468
      Income taxes                      460,260       700,000         244,211

Supplemental disclosures of
  noncash transactions:
    Acquisition of real estate
      acquired through
      foreclosure                   $ 1,597,000   $   725,000     $ 1,377,593
    Unrealized (losses) gains
      on securities available
      for sale, net of tax              (50,807)      182,963        (117,641)





                See notes to consolidated financial statements.

                        HARBOR BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996



1.  Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements include all the accounts of Harbor Bancorp ("Company") and its wholly owned subsidiaries, Harbor Bank ("Bank") and Harbor Bank Properties. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Certain prior year amounts have been reclassified to conform with the current year's presentation.

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

Investment securities held to maturity are securities which the Company has the positive intent and ability to hold until maturity. Accordingly, these
securities are carried at amortized cost.   Unrealized holding gains and losses
are not recognized in the financial statements until realized or until a decline in fair value below cost is deemed to be other than temporary.

Investment securities available for sale include debt securities and mutual funds. These securities are stated at fair value with unrealized holding gains and losses reflected as a separate component of stockholders' equity, net of income taxes. Gains and losses are determined on the specific indentification method. Any decline in the fair value of the investments which is deemed to be other than temporary is charged against current earnings.

                        HARBOR BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996


1.  Summary of significant accounting policies (Cont'd)

Loans

Loans receivable that management has the positive intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

Nonaccrual loans

Nonaccrual loans are loans on which accrual of interest has been suspended. Interest is suspended on all real estate loans when, in management's judgement, the interest will not be collectible in the normal course of business or when the loan is 90 days or more past due or full collection of principal is not assured. When a loan is placed on nonaccrual, interest accrued is reversed against interest income.

Impaired loans

The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," ("SFAS 114") as amended, effective January 1, 1995. This statement requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rates or the fair value of the underlying collateral, and specifies alternative methods for recognizing interest income on loans that are impaired or for which there are credit concerns. For purposes of applying this standard, impaired loans have been defined as all nonaccrual loans. The Company's policy for income recognition was not affected by adoption of the standard. The adoption of SFAS 114 did not have any effect on the total allowance for loan losses or related provision.

                        HARBOR BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996


1.  Summary of significant accounting policies (Cont'd)


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

Income taxes

Income tax expense is the current and deferred tax consequence, of events that have been recognized in the financial statements, as measured by the provisions of enacted tax law. The Company files consolidated federal and state tax returns with all its subsidiaries.

Bank premises and equipment

Bank premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets which range from 10 to 30 years for buildings and improvements and 3 to 10 years for furniture, fixtures and equipment.

Net income per common share

Net income per common share is based on average shares outstanding during each year plus the net effect of dilutive stock options.

                        HARBOR BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996

1.  Summary of significant accounting policies (Cont'd.)


Time certificates of deposit

Time certificates of deposit of $100,000 or more totaled $23,828,595 at December 31, 1996 and $15,278,000 at December 31, 1995.

Reserve requirements

The Bank is required to maintain a balance with the Federal Reserve Bank based on a percentage of deposit liabilities. At December 31, 1996, the required balance was $4,653,000.

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

                        HARBOR BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996


1.  Summary of significant accounting policies (Cont'd.)

Deposits: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposits approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

                        HARBOR BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996

2.  Investment securities

The amortized cost and estimated fair values of investment securities held to maturity are as follows:

                                                 1996
                          -----------------------------------------------------
                                           GROSS        GROSS
                          AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                             COST          GAINS        LOSSES         VALUE
                          -----------   -----------   ----------    -----------
US Treasury
  securities and
  obligations of
  US government
  corporations
  and agencies            $ 5,521,161   $    41,370   $   12,862    $ 5,549,669

Obligations of
  states and
  political
  subdivisions                543,575         6,533        4,783        545,325
                          -----------   -----------   ----------    -----------
    Totals                $ 6,064,736   $    47,903   $   17,645    $ 6,094,994
                          ===========   ===========   ==========    ===========



                                                 1995
                          -----------------------------------------------------
                                           GROSS        GROSS
                           AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                             COST          GAINS        LOSSES         VALUE
                          -----------   -----------   ----------    -----------
US Treasury
  securities and
  obligations of
  US government
  corporations
  and agencies            $ 9,848,726   $    46,677   $   43,320    $ 9,852,083

Obligations of
  states and
  political
  subdivisions                338,421         7,343        7,174        338,590
                          -----------   -----------   ----------    -----------
    Totals                $10,187,147   $    54,020   $   50,494    $10,190,673
                          ===========   ===========   ==========    ===========

                        HARBOR BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996




2.  Investment securities (Cont'd.)


The amortized cost and estimated fair value of investment securities held to maturity at December 31, 1996, by contractual maturity, are shown below.

                                               AMORTIZED       FAIR
                                                 COST          VALUE
                                              -----------   -----------
Due in one year or less                       $   934,070   $   933,098

Due after one year through five years           2,229,844     2,245,518

Due after five years through ten years            414,130       418,319

Due after ten years                             2,486,692     2,498,059
                                              -----------   -----------
                                              $ 6,064,736   $ 6,094,994
                                              ===========   ===========




There were no sales of investment securities held to maturity in 1996, 1995 and 1994.

                        HARBOR BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996

2. Investment securities (Cont'd.)

The amortized cost and estimated fair values of investment securities available for sale are as follows:



                                                    1996
                          -----------------------------------------------------
                                          GROSS         GROSS
                           AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                             COST         GAINS         LOSSES         VALUE
                          -----------   ----------    -----------   -----------
US Treasury
  securities and
  obligations of
  US government
  corporations
  and agencies            $17,990,897   $        -    $     2,580   $17,988,317

Mutual funds                1,000,000            -        200,684       799,316
                          -----------   ----------    -----------   -----------
    Totals                $18,990,897   $        -    $   203,264   $18,787,633
                          ===========   ==========    ===========   ===========



                                                    1995
                          -----------------------------------------------------
                                          GROSS          GROSS
                           AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                             COST         GAINS         LOSSES         VALUE
                          -----------   ----------    -----------   -----------
US Treasury
  securities and
  obligations of
  US government
  corporations
  and agencies            $23,921,790   $   53,059    $    12,271   $23,962,578

Mutual funds                1,000,000            -        167,072       832,928
                          -----------   ----------    -----------   -----------
    Totals                $24,921,790   $   53,059    $   179,343   $24,795,506
                          ===========   ==========    ===========   ===========

                        HARBOR BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996


2. Investment securities (Cont'd.)

The amortized cost and estimated fair value of investment securities available for sale at December 31, 1996, by contractual maturity, are shown below.


                                            AMORTIZED        FAIR
                                              COST           VALUE
                                           -----------    -----------
Due in one year or less                    $17,990,897    $17,988,317
Due after one year through five years                -              -

Mutual funds                                 1,000,000        799,316
                                           -----------    -----------
                                           $18,990,897    $18,787,633
                                           ===========    ============


Gross gains of $18,750 were realized on those investment securities available for sale sold in 1996, (taxes related to investment securities available for sale gains in 1996 were $6,948). Gross gains of $54,044 were realized on those investment securities available for sale sold in 1995, (taxes related to investment securities available for sale gains in 1995 were $24,320). Gross losses of $734 were realized on those investment securities available for sale sold in 1994, (taxes related to investment securities available for sale losses in 1994 were $303). Proceeds from the sale of investment securities available for sale were $3,018,750 in 1996, $6,995,550 in 1995 and $4,978,000 in 1994.

Maturities of mortgage-backed securities are classified in accordance with the contractual repayment schedules. Expected maturities differ from the contractual maturities reported above because investment security issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company has pledged certain investment securities with a fair value of $1,459,983 to secure treasury, tax and loan, bankruptcy and public deposits at December 31, 1996.

                        HARBOR BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996

3.  Loans

The composition of the Company's loan portfolio at December 31, 1996 and 1995 is as follows (rounded to nearest thousand):

                                               1996            1995
                                               ----            -----
Commercial                                 $ 50,523,000    $ 51,528,000
Commercial - real estate secured             69,295,000      53,434,000
Real estate - mortgage                       17,021,000      16,127,000
Real estate - construction                      789,000       3,412,000
Installment                                   6,360,000       5,911,000
                                           ------------    ------------
                                           $143,988,000    $130,412,000
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

In the normal course of business, the Company has made loans to directors and employees. Such loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others. Loans outstanding to directors and employees at December 31, 1995 totaled approximately $2,519,617. During 1996, new loans of approximately $193,573 were made and principal payments approximating $325,960 were received resulting in a balance outstanding at December 31, 1996 of approximately $2,387,230.

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

                        HARBOR BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996


3.  Loans (Cont'd.)

At December 31, 1996, the Company had outstanding commitments to its customers on letters of credit of approximately $1,801,214 and unfunded nonrevolving loan commitments of $1,644,941.

The recorded investment in loans considered impaired under SFAS 114 was $5,663,729 at December 31, 1996, with a valuation reserve of $895,466 and was $6,745,972 at December 31, 1995 with a valuation reserve of $858,962. For the year ended December 31, 1996, the average recorded investment in impaired loans was approximately $6,923,705 and, for year ended December 31, 1995, the average recorded investment in impaired loans was approximately $4,888,800. Cash basis interest income recognized on those loans during the year was immaterial for 1995 and 1996.

At December 31, 1996, 1995 and 1994,  the Company had $3,782,539,  $6,745,972,
and $5,739,511, respectively, of loans which were considered to be nonperforming loans and on which the Company ceased its accrual of interest. Interest income which would have been recognized in 1996, 1995 and 1994 on nonperforming loans was $172,713, $260,264, and $166,308, respectively. At December 31, 1996, approximately 59.19%, or $2,238,829, of nonaccrual loans were part of a single lending relationship. Although income is not being recognized on an accrual or cash basis on the loans within this relationship, the borrower continues to make all payments as agreed on all but 2% of the loans.


4.  Allowance for loan losses

Changes in the allowance for loan losses during each of the three years in the period ended December 31, 1996 are summarized as follows:

                                            1996          1995        1994
                                            ----          ----        ----
Balance at beginning of year             $ 3,003,231   $3,224,468  $ 3,666,823
Provision charged to expense               1,159,269      312,596    1,088,000
Recoveries on loans previously
  charged off                                 79,116       18,620       44,031
Loans charged off                         (1,504,100)    (552,453)  (1,574,386)
                                         -----------   ----------  -----------
Balance at end of year                   $ 2,737,516   $3,003,231  $ 3,224,468
                                         ===========   ==========  ===========

                        HARBOR BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996

5.  Deposits

Deposits consisted of the following at December 31:

                                               1996           1995
                                               ----           ----
NOW and money market                       $ 42,969,400   $ 49,253,838
Savings deposits                             10,696,191     11,514,091
Certificate of deposits                      36,776,952     26,433,603
Demand deposit accounts                      92,988,957     92,003,263
                                           ------------   ------------
                                           $183,431,500   $179,204,795
                                           ============   ============

Accrued interest payable for the following deposit categories at December 31:

                                                 1996           1995
                                                 ----           ----
NOW and money market                           $  6,161       $ 12,849
Savings deposits                                      -          1,421
Certificate of deposits                         170,491        167,782
Demand deposit accounts                               -              -
                                               --------       --------
                                               $176,652       $182,052
                                               ========       ========

At December 31, 1996, the scheduled maturities of certificates of deposits are as follows:

      1997                          $33,763,707
      1998                            2,997,961
      1999                               15,284
      2000                                    -
      2001 and thereafter                     -
                                    -----------
                                    $36,776,952
                                    ===========

                        HARBOR BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996

6.  Income taxes


The provision (benefit) for income taxes consists of the following:


                           FEDERAL       STATE         TOTAL
                           -------       -----         -----
1996:
Current                   $ 470,000    $   3,000     $ 473,000
Deferred                    159,000       51,000       210,000
                          ---------    ---------     ---------
                          $ 629,000    $  54,000     $ 683,000

1995:
Current                   $ 536,000    $ 142,000     $ 678,000
Deferred                    119,000     (118,000)        1,000
                          ---------    ---------     ---------
                          $ 655,000    $  24,000     $ 679,000

1994:
Current                   $ 105,000    $ (75,000)    $  30,000
Deferred                    (20,000)      10,000       (10,000)
                          ---------    ---------     ---------
                          $  85,000    $ (65,000)    $  20,000



The deferred tax expense (benefit) represent the changes in the amounts of temporary differences from January 1 to December 31 of 1996, 1995 and 1994, respectively. The types of temporary differences that give rise to significant portions of the deferred tax at December 31, 1996, 1995 and 1994, include reserves for credit losses, other real estate and fixed assets. The amounts previously reported as the current and deferred portions of income tax expense for 1995 have been revised. Such changes to the components occur because all tax alternatives available to the Company are not known for a number of months subsequent to year end.

                        HARBOR BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996

6.  Income taxes (Cont'd.)

The effective federal income tax rate varies from the statutory rate due to a number of factors including certain interest exclusions for state income tax purposes. A reconciliation of the differences between statutory and effective tax rates follows:

                             1996         1995         1994
                             ----         ----         ----
Federal income tax based
on statutory rate          $ 639,000    $  652,000   $  60,000

State income tax
net of federal income tax     69,000        16,000     (34,000)

Other                        (25,000)       11,000     ( 6,000)
                           ---------    ----------   ---------
                           $ 683,000    $  679,000   $  20,000
                           =========    ==========   =========

The tax effects of temporary differences which give rise to significant elements of deferred tax assets and liabilities as of December 31, 1996 and 1995 are detailed below:

                                          1996        1995
                                          ----        ----
Gross deferred assets
  Loan loss reserve                    $  809,000  $  927,000
  Other real estate                        63,000      40,000
  Unrealized securities losses             69,000      43,000
  Fixed assets                             51,000           -
  Other                                    53,000      22,000
                                       ----------  ----------
         Total deferred assets         $1,045,000  $1,032,000

Gross deferred liabilities
         Fixed assets                  $        -     (29,000)
                                       ----------  ----------
Net deferred tax asset                 $1,045,000  $1,003,000
                                       ==========  ==========

                        HARBOR BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996

7.  Stock Options

The Company sponsors a stock option plan covering directors and officers and other key full-time salaried employees. Approximately 90,295 shares have been authorized under the plan, 44,793 of which were available at December 31, 1996 for future grants. Generally, the options become exercisable one year following the date of grant in cumulative equal amounts over five years at which time any options not exercised expire.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of Harbor Bancorp employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company's stock option activity and related information for the periods ended December 31, 1996 and December 31, 1995, is summarized below:


                                               DECEMBER 31, 1996              DECEMBER 31, 1995
                                               -----------------              -----------------
                                                           WEIGHTED                          WEIGHTED
                                                           AVERAGE                           AVERAGE
                                                           EXERCISE                          EXERCISE
                                          OPTIONS           PRICE          OPTIONS           PRICE
                                          -------          --------        -------          --------
Outstanding at
  beginning of period                     55,100            $ 7.59          41,676           $ 7.34
Granted                                   10,000             10.00          25,000             7.90
Exercised                                      -                                 -
Forfeited/expired                              -                 -         (11,576)            7.34
5% dividend issued
  4/19/96                                  3,253                 -               -                -
Outstanding at                            ------                            ------
  end of period                           68,353            $ 7.59          55,100           $ 7.59
                                          ======                            ======
Exercisable at end
  of period                               26,307
                                          ======


The weighted-average fair value of options granted during 1996 and 1995 were $4.85 and $3.76, respectively.

                        HARBOR BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996


7. Stock Options (Cont'd.)

Exercise prices for options outstanding as of December 31, 1996, ranged from $6.99 to $9.52. The weighted-average remaining contractual life of these options is 3.08 years.

The fair value of the options presented above was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.75% and 6.25%; a volatility factor of the expected market price of Harbor Bancorp stock of .378; and a weighted-average expected option life of 6 years. The pro forma earnings per share disclosure required by SFAS 123 are not shown as the pro forma impact of applying SFAS 123 is insignificant in 1996.

8.  Employee stock bonus plan

The Company has an employee stock bonus plan which covers substantially all employees. The Company may make annual contributions, subject to the approval of the Board of Directors. Contributions were $90,000 in 1996, 1995 and 1994.


9.  Commitments and contingencies

The Company conducts a portion of its operations in leased facilities under noncancellable operating leases expiring at various dates through 2004, at which time the leases are renewable at the then fair rental value for periods of five to ten years. Total future minimum sublease rentals amount to approximately $445,793 at December 31, 1996.

The minimum rental commitments for operating leases, excluding sublease income, are approximately as follows:

Year ending December 31:
  1997                                1,764,000
  1998                                1,764,000
  1999                                1,710,000
  2000                                1,580,000
  2001                                1,285,000
Thereafter                            2,365,000
                                    -----------
                                    $10,468,000
                                    ===========

                        HARBOR BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996




9.  Commitments and contingencies (Cont'd)


Rental expense for the three years ended December 31, 1996 consists of the following:

                         1996           1995           1994
                         ----           ----           ----
Minimum rentals       $1,884,000     $1,791,000     $1,878,000
Sublease rentals        (298,000)      (259,000)      (333,000)
                      ----------     ----------     ----------
                      $1,586,000     $1,532,000     $1,545,000
                      ==========     ==========     ==========



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

                        HARBOR BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996



10.  Regulatory Capital

The Company and its bank subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of December 31, 1996, that the Company and the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notification from the Federal Deposit Insurance Corporation (the "FDIC") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain total risk-based, Tier 1 risk-based, Tier 1 Leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table. There was no deduction made from capital for interest-rate risk.

                        HARBOR BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996





10.  Regulatory Capital (Cont'd)

                                                              TO BE WELL
                                                              CAPITALIZED
                                                              UNDER PROMPT
                                                              CORRECTIVE
                                            FOR CAPITAL         ACTION
                               ACTUAL     ADEQUACY PURPOSES   PROVISIONS
                               ------     -----------------   ----------
                           AMOUNT  RATIO   AMOUNT  RATIO    AMOUNT  RATIO
                           -------------   -------------    -------------
  As of December 31, 1996:

  Total Capital (to Risk-
    Weighted Assets):
      Company              $17,355 11.58%  $11,986   8.00%  $14,982  10.00%
      Bank                  17,159 11.35%   12,093   8.00%   15,116  10.00%

  Tier 1 Capital (to Risk-
    Weighted Assets):
      Company              $15,472 10.33%  $ 5,993   4.00%  $ 8,989   6.00%
      Bank                  15,270 10.10%    6,046   4.00%    9,070   6.00%

  Tier 1 Capital (to
   Average Assets):
     Company               $15,472  7.63%  $ 8,116   4.00%  $10,145   5.00%
     Bank                   15,270  7.53%    8,112   4.00%   10,140   5.00%

As of December 31, 1995

Total Capital (to Risk-
  Weighted Assets):
    Company                $15,944 11.56%  $11,029   8.00%  $13,787  10.00%
    Bank                    15,748 11.55%   10,903   8.00%   13,629  10.00%

Tier 1 Capital (to Risk-
  Weighted Assets):
    Company                $14,221 10.31%  $ 5,515   4.00%  $ 8,272   6.00%
    Bank                    14,044 10.30%    5,452   4.00%    8,357   6.00%

Tier 1 Capital (to
  Average Assets):
    Company                $14,221  7.09%  $ 8,021   4.00%  $10,026   5.00%
    Bank                    14,044  7.04%    7,980   4.00%    9,975   5.00%

                        HARBOR BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996



11.  Condensed Financial Statements

The following are condensed financial statements of Harbor Bancorp (parent only):

                                 BALANCE SHEETS

                                         DECEMBER 31,
                                      1996          1995
                                      ----          ----
         Assets:
      Cash                         $    14,392   $    20,437
      Investment in Harbor Bank     15,566,287    14,379,680
      Investment in Harbor Bank
        Properties                      25,227        25,052
      Other assets                      94,076       131,258
                                   -----------   -----------
          Total assets             $15,699,982   $14,556,427
                                   ===========   ===========

    Stockholders' equity:
      Common stock, no par value   $13,963,517   $13,257,875
      Retained earnings              1,736,465     1,298,552
                                   -----------   -----------
        Total stockholders' equity $15,699,982   $14,556,427
                                   ===========   ===========


                                       INCOME STATEMENTS of

                                      YEARS ENDED DECEMBER 31,
                                  1996        1995        1994
                                  ----        ----        ----
   Equity in undistributed
     earnings of subsidiaries   $1,237,589  $1,279,964   $ 162,505
       Miscellaneous income             61         -0-      14,725
                                ----------  ----------   ---------
            Total income        $1,237,650  $1,279,964   $ 177,230

       Operating expense            41,104      41,430      19,290
                                ----------  ----------   ---------
             Net income         $1,196,546  $1,238,534   $ 157,940
                                ==========  ==========  ==========

                        HARBOR BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996


11. Condensed Financial Statements (Cont'd.)


                            STATEMENTS OF CASH FLOWS

                                          YEARS ENDED DECEMBER 31,

                                       1996          1995          1994
                                       ----          ----          ----
Operating activities:

  Net income                        $ 1,196,546   $1,238,534     $ 157,940
  Adjustments to reconcile
    net income to net cash
    used in operating
    activities:
      Equity in undistributed
         income of
         subsidiaries                (1,237,589)   (1,279,964)    (162,505)
      Decrease  in
        interest receivable                   -             -          306
      Other assets                       37,182        31,140     (109,182)
                                    -----------   -----------    ---------
          Net cash used in
            operating activities         (3,861)      (10,290)    (113,441)


Financing activities:

  Fractional shares                      (2,184)            -       (1,321)
                                    -----------   -----------    ---------
        Net cash used in
          financing activities           (2,184)            -       (1,321)

Decrease in cash                         (6,045)     ( 10,290)    (114,762)

Cash at beginning of year                20,437        30,727      145,489
                                    -----------   -----------    ---------

Cash at end of year                 $    14,392   $    20,437    $  30,727
                                    ===========   ===========    =========

                        HARBOR BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1996


11. Condensed Financial Statements (Cont'd.)


Dividend Restriction

The Company is dependent to a significant degree on dividends from its subsidiaries. There are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Bank. Retained earnings of subsidiaries available for dividends to the Company approximated $2,720,057 at December 31, 1996.


12.  Fair Value of Financial Instruments

Fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value, are reported using quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and in many cases, could not be realized in immediate settlement of the instrument. Fair values for certain financial instruments and all non-financial instruments are not required to be disclosed. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following is a comparison of the carrying amounts and fair values of financial instruments as of December 31, 1996:


                                         CARRYING        FAIR
                                          AMOUNT         VALUE
                                       ------------   ------------
Financial assets:

  Cash and cash equivalents            $ 20,142,839   $ 20,142,839
  Federal funds sold and securities
    purchased under resale agreements     8,400,000      8,400,000
  Time certificates of deposit              495,000        495,000
  Investment securities                  24,852,369     24,882,627
  Loans, net                            141,250,271    141,198,267

Financial liabilities:
  Noninterest bearing deposits         $ 92,988,957   $ 92,988,957
  Interest bearing deposits              90,442,543     90,449,761

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE

                                    PART III

ITEM 10.  DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT


                                   Directors

     The following table provides certain information as of December 31, 1996, concerning the directors of the Company:


                                  PRESENT PRINCIPAL
SERVED AS                         OCCUPATION DURING                  DIRECTOR
NAME(1)                  AGE    THE PAST FIVE YEARS                   SINCE
-----------------------------------------------------------------------------
James H. Gray            59 Chairman of the Board and                 1982
                              Chief Executive Officer of
                              Harbor Bank, President and
                              Director of Harbor Bancorp

John W. Hancock          59 President, Bancap Investment Group        1992

Dallas E. Haun           43 President and Chief Operating             1993
                              Officer of Harbor Bank and
                              Director of Harbor Bancorp

Kermit Q. Jones          77 Owner, Treasure Valley Land &             1982
                              Cattle/Dairy Farmer

Robert E. Leslie         71 Retired Fire Chief                        1988

Dorothy K. Matteson      70 Uniform Sales, Retired                    1982

H. E. Nance              64 Retired President Nance                   1988
                              Travel Services

Malcolm C. Todd, M.D.    83 Physician/Surgeon, Retired                1982

James Willingham         68 President, Boulevard Buick and            1982
                              Chairman of the Board of
                              Harbor Bancorp

Margaret E. Wilson       68 Co-Trustee, Wilson Family Trust           1993

(1) All the current directors were appointed to the Board of Directors by the Company's incorporator on June 24, 1982, with the exception of Robert E. Leslie and H. E. Nance who were appointed March 22, 1988, John W. Hancock who was appointed on June 23, 1992, Margaret E. Wilson who was appointed on March 23, 1993, and Dallas E. Haun who was appointed on December 21, 1993.

                               Executive Officers

     As of December 31, 1996, the principal Executive Officers of the Company were:


   NAME AND OFFICE                        AGE      DATE ELECTED
------------------------------------------------------------------
James H. Gray
President & Chief Executive Officer       59      March 22, 1983

Dallas E. Haun
President &
  Chief Operating Officer                 43      October 24, 1995

H. Melissa Lanfre'
Vice President &
  Chief Financial Officer                 45      June 23, 1987


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

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and other officer of the Company (determined as of the end of the last fiscal year) whose annual salary and bonus exceeded $100,000 in 1996 (the "Named Executives") for each of the fiscal years ended December 31, 1995, 1994, and 1993.


SUMMARY OF CASH AND CERTAIN COMPENSATION

                           Summary Compensation Table


                                                                LONG TERM COMPENSATION
    PAYOUTS                   ANNUAL COMPENSATION                                     AWARDS
-----------------------------------------------------------------------------------------------------------
  (A)                    (B)      (C)      (D)      (E)         (F)         (G)      (H)       (I)
-----------------------------------------------------------------------------------------------------------
                                                   OTHER
                                                   ANNUAL   RESTRICTED                       ALL OTHER
NAME AND                                           COMPEN-    STOCK                  LTIP     COMPEN-
PRINCIPAL                       SALARY    BONUS    SATION    AWARD(S)    OPTIONS/   PAYOUTS   SATION
POSITION                YEAR    ($)(1)    ($)(2)    ($)        ($)       SARS(#)      ($)     ($)(3)
-----------------------------------------------------------------------------------------------------------
James H. Gray           1996   $150,900   $60,000    -0-       -0-         -0-        -0-      $8,688
 Chairman of the Board  1995    148,258    60,000    -0-       -0-         -0-        -0-
 and Chief Executive    1994    125,400    45,000    -0-       -0-         -0-        -0-
 Officer of Harbor Bank

Dallas E. Haun          1996   $123,442   $60,000    -0-       -0-         -0-        -0-      $8,880
 President and Chief    1995    106,250    50,000    -0-       -0-         -0-        -0-
 Operating Officer      1994     97,850    40,000    -0-       -0-         -0-        -0-
 of Harbor Bank(4)

Phillip J. Bond(5)      1996   $ 89,667   $25,000    -0-       -0-         -0-        -0-      $  619

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

(3) "All Other Compensation" is only required to be reported for 1996. The amount represents the Company's matching contribution for the 401(k) plan and directors fees.

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
                                                                        NUMBER OF     UNEXERCISED IN-
                                                                       UNEXERCISED      THE-MONEY
                                                                     OPTIONS/SARS AT  OPTIONS/SARS AT
                                                                       YEAR-END (#)    YEAR-END ($)
                    SHARES ACQUIRED ON       VALUE REALIZED(1)         EXERCISABLE/    EXERCISABLE/
    NAME              EXERCISE (#)                 ($)                UNEXERCISABLE   UNEXERCISABLE
-------------------------------------------------------------------------------------------------------
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

     If an optionee's employment is terminated, unless termination was by reason of disability or death the optionee shall have the right, for a three-month period after termination, to exercise that portion of the option which was exercisable immediately prior to such termination. In no event may the option be exercised after the end of the original option term.

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

The Bank contributes amounts as determined annually by the Company's Board of Directors, but not in excess of the amount allowable as a deduction for federal income tax purposes. The contribution may be in cash, common stock or other property which is acceptable to the Trustee, and shall be invested primarily in common stock, but may be invested in assets other than common stock. Contributions were $90,000 in 1996, 1995 and 1994. In absence of an active Employee Stock Ownership Plan Committee, the trustee of the Plan has full authority as to the investment of the Plan's assets.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     The following table sets forth certain information about those stockholders who are known to the Company to be beneficial owners of more than 5% of the Common Stock as of December 31, 1996:

NAME & ADDRESS OF          AMOUNT AND NATURE OF       PERCENT
BENEFICIAL OWNER           BENEFICIAL OWNERSHIP       OF CLASS
---------------------------------------------------------------
James H. Gray                     120,441               8.51%
11 Golden Shore, Suite 600
Long Beach, CA  90802

Harbor Bank Employee Stock
  Ownership Plan                  120,649               8.53%
11 Golden Shore, Suite 600
Long Beach, CA  90802

James A. Willingham                81,524               5.76%
1881 Long Beach Boulevard
Long Beach, CA  90806



     The following table sets forth, as of December 31, 1996, the number and percentage of shares of the Company's Common Stock, the only class outstanding equity securities of the Company, beneficially owned by each of the Company's directors, and the directors and current executive officers of the Company, as a group:


                           AMOUNT AND NATURE OF       PERCENT
NAME                       BENEFICIAL OWNERSHIP       OF CLASS
---------------------------------------------------------------
James H. Gray                     120,441               8.51%

John W. Hancock                     4,377                .31%

Dallas E. Haun                     44,626               3.15%

Kermit Q. Jones                    55,590               3.93%

Robert E. Leslie                      837                .06%

Dorothy K. Matteson                38,741               2.74%

H. E. Nance                        10,828                .77%

Malcolm C. Todd                    48,145               3.40%

James A. Willingham                81,524               5.76%

Margaret E. Wilson                 51,804               3.66%

All executive officers as
  a group                         456,913              32.29%

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


                                          HARBOR BANCORP


DATED:  March 26, 1997               By:/s/ James H. Gray
                                        -------------------------
                                        James H. Gray, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                        PRINCIPAL EXECUTIVE OFFICER
                                        AND DIRECTOR

DATED:  March 26, 1997               By:/s/ James H. Gray
                                        -------------------------
                                        James H. Gray, President and
                                        Chief Executive Officer

                                        PRINCIPAL FINANCIAL AND
                                        ACCOUNTING OFFICER

DATED:  March 26, 1997               By:/s/H. Melissa Lanfre'
                                        -------------------------
                                        H. Melissa Lanfre'
                                        Vice President and Chief
                                        Financial Officer




                                        DIRECTORS:


DATED:  March 26, 1997               By:/s/ James H. Gray
                                        -------------------------
                                        James H. Gray, Director

DATED:  March 26, 1997               By:/s/ John W. Hancock
                                        -------------------------
                                        John W. Hancock, Director


DATED:  March 26, 1997               By:/s/ Dallas E. Haun
                                        -------------------------
                                        Dallas E. Haun, Director


DATED:  March 26, 1997               By:/s/ Kermit Q. Jones
                                        -------------------------
                                        Kermit Q. Jones, Director


DATED:  March 26, 1997               By:/s/ Robert E. Leslie
                                        -------------------------
                                        Robert E. Leslie, Director


DATED:  March 26, 1997               By:/s/ Dorothy K. Matteson
                                        -------------------------
                                        Dorothy K. Matteson, Director


DATED:  March 26, 1997               By:/s/ H. E. Nance
                                        -------------------------
                                        H. E. Nance, Director


DATED:  March 26, 1997               By:/s/ Malcolm C. Todd
                                        -------------------------
                                        Malcolm C. Todd, Director


DATED:  March 26, 1997               By:/s/ James A. Willingham
                                        -------------------------
                                        James A. Willingham, Director


DATED:  March 26, 1997               By:/s/ Margaret E. Wilson
                                        -------------------------
                                        Margaret E. Wilson, Director