Form 10QSB
period 1997-03-31
HARBOR BANCORP /
filed 1997-05-05
CIK 708193

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X]QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


                             For quarter ended  March 31, 1997

[ ]TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
   For the transitions period from_________to______________

                         Commission file number  2-79912

                                 HARBOR BANCORP
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


         California                                       95-3764395
-------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                                11 Golden Shore
                             Long Beach, CA  90802
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                               (562) 491-1111
-------------------------------------------------------------------------------
                          (Issuer's telephone number)

                                 Not applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes    x      No
                   ---------   ---------

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
Yes_______  No ______  Other   N/A

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common stock, no par value - 1,415,214 shares as of March 31, 1997
-------------------------------------------------------------------------------

                        HARBOR BANCORP AND SUBSIDIARIES

                                     INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements (Unaudited)

     Condensed consolidated balance sheets - March 31, 1997 and December 31,
     1996

     Condensed consolidated statements of income - three months ended March 31, 1997 and 1996

     Condensed consolidated statements of cash flows - three months ended March 31, 1997 and 1996

     Notes to condensed consolidated financial statements - March 31, 1997

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.   OTHER INFORMATION

ITEM 1.     Legal Proceedings

ITEM 2.     Changes in Securities

ITEM 3.     Defaults Upon Service Securities

ITEM 4.     Submission of Matter to a Vote of Security Holders

ITEM 5.     Other Information

ITEM 6.     Exhibits and Reports on Form 8-K


PART III.  SIGNATURES

                         ITEM I:  FINANCIAL INFORMATION
                        HARBOR BANCORP AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           March 31,   December 31,
                                                             1997          1996
                                                          (Unaudited)
      ASSETS                                                   (000's omitted)
      ------                                               ----------------------
 Cash and due from banks                                   $ 23,323      $ 20,143

Federal funds sold and securities
  purchased under resale agreements                          24,800         8,400
                                                           --------      --------
   Cash and cash equivalents                                 48,123        28,543

Time certificates of deposit                                    495           495

Investment securities:
Held to maturity securities (market value
  of $5,702,410 in 1997 and $6,094,994
  in 1996)                                                    5,698         6,065
Available for sale securities                                 5,764        18,788

Loans                                                       143,297       143,988
  Less allowance for loan losses                              2,822         2,738
                                                           --------      --------
          Net loans                                         140,475       141,250

Bank premises and equipment:
  Land                                                          159           159
  Buildings and improvements                                  4,256         4,249
  Furniture, fixtures and equipment                           3,586         3,572
                                                           --------      --------
                                                              8,001         7,980
  Less accumulated depreciation
    and amortization                                          6,221         6,132
                                                           --------      --------
                                                              1,780         1,848

Other real estate owned                                         329           329

Accrued interest receivable                                     920           856

Other assets                                                  1,589         1,929
                                                           --------      --------
          Total assets                                     $205,173      $200,103
                                                           ========      ========

                                  (Continued)

                        HARBOR BANCORP AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (Continued)


                                                        March 31,   December 31,
                                                          1997          1996
                                                       (Unaudited)
                                                           (000's omitted)
                                                       ------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Deposits:
  Interest bearing                                     $  93,939      $  90,442
  Noninterest bearing                                     94,081         92,989
                                                       ---------      ---------
        Total deposits                                   188,020        183,431

Accrued expenses and other liabilities                     1,094            972
                                                       ---------      ---------
           Total liabilities                             189,114        184,403


Stockholders' equity:
  Common stock, no par value; 5,000,000
    shares authorized; issued and out-
    standing, 1,415,214 shares in 1997
    and in 1996                                           13,963         13,963
  Retained earnings                                        2,247          1,871
  Net unrealized security losses                            (151)          (134)
                                                       ---------      ---------
          Total stockholders' equity                      16,059         15,700
                                                       ---------      ---------
          Total liabilities and
            stockholders' equity                       $ 205,173      $ 200,103
                                                       =========      =========

           See notes to unaudited consolidated financial statements.

                        HARBOR BANCORP AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                   (000's omitted, except per share data)
                                                             1997          1996
                                                            ------        ------
Interest income:
  Interest and fees on loans                                $3,356        $3,025
  Interest on U.S. government
    and agency obligations                                     161           404
  Interest on obligations of
    states and political
    subdivisions                                                 6             3
  Interest on other investments                                 20            21
  Interest on federal funds sold
    and securities purchased under
    agreements to resale                                       206           145
                                                            ------        ------
          Total interest income                              3,749         3,598

Interest expense:
  Interest on deposits                                         755           656
  Interest on borrowed funds                                    --             4
                                                            ------        ------
          Total interest expense                               755           660

Net interest income                                          2,994         2,938

Provision for loan
  losses                                                       150           196
Net interest income after
  provision for loan
  losses                                                     2,844         2,742

Other operating income:
  Service charges on deposit
    accounts                                                   221           260
  Loan servicing fees and other
    fees and charges                                            51            34
                                                            ------        ------
          Total other operating
            income                                             272           294

                                  (Continued)

                        HARBOR BANCORP AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                  (Continued)



                                                        Three Months Ended
                                                              March 31,
                                               (000's omitted, except per share data)
                                                        1997              1996
                                                     ----------       ----------
Noninterest expense:
  Salaries, wages and employee
    benefits                                                987              954
  Occupancy expenses                                        538              541
  Equipment expenses                                         82              106
  Data processing expenses                                  133              153
  Other operating expenses                                  784              930
                                                     ----------       ----------
          Total noninterest
            expense                                       2,524            2,684
                                                     ----------       ----------
Income before taxes based on
  income                                                    592              352

Provision for taxes based
  on income                                                 216              125
                                                     ----------       ----------
Net income                                           $      376       $      227
                                                     ----------       ----------

Weighted average number of
  common shares and common
  share equivalents                                   1,434,245        1,434,245
                                                     ----------       ----------

Net income per common
  share (Note 1)                                     $     0.26       $     0.16
                                                     ==========       ==========


           See notes to unaudited consolidated financial statements.

                        HARBOR BANCORP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                      Three Months Ended March 31,
                                                           (000's omitted)
                                                           1997          1996
                                                        --------       --------
Operating activities:
  Net income                                            $    376       $    227
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Provision for depreciation and
      amortization                                           109            120
    Provision for loan
      losses                                                 150            196
    Increase in
      interest receivable                                    (64)          (268)
    Increase in
      interest payable                                        32              5
    Other                                                    415            (14)
                                                        --------       --------
      Net cash provided by operating
        activities                                         1,018            266

Investing activities:
  Proceeds from maturities, sales
    and calls of investment
    securities                                            18,360          7,128
  Purchases of investment securities                      (4,991)            --
  Net decrease in loans                                      625          1,495
  Capital expenditures                                       (21)          (157)
  Other real estate                                           --         (1,406)
                                                        --------       --------
      Net cash provided by
        investing activities                              13,973          7,060

                                  (Continued)

                        HARBOR BANCORP AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                  (Continued)


                                                        Three Months Ended March 31,
                                                             (000's omitted)
                                                             1997          1996
                                                           -------       -------
Financing activities:
  Net increase in commercial
    and other demand deposits, savings
    and money market deposits and
    certificates of deposit                                  4,589        14,456

                                                           -------       -------
      Net cash provided by
        financing activities                                 4,589        14,456

    Increase in cash
        and cash equivalents                                19,580        21,782
Cash and cash equivalents at
  beginning of period                                       28,543        26,164
                                                           -------       -------
Cash and cash equivalents at
  end of period                                            $48,123       $47,946
                                                           =======       =======

           See notes to unaudited consolidated financial statements.

                        HARBOR BANCORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                                 March 31, 1997


1.  Summary of Significant Accounting Policies:


Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

Certain reclassifications have been made in the 1996 financial statements to conform to the presentations used in 1997.

The balance sheet on December 31, 1996 has been derived from the audited financial statements at that date. The accompanying notes are an integral part of these financial statements.

Principles of consolidation

Harbor Bancorp ("the Company") was formed on July 23, 1982. The unaudited condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries, Harbor Bank and Harbor Bank Properties. All intercompany accounts and transactions have been eliminated.

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

Net income per common share

Net income per common share was computed by dividing net income by the weighted average number of common stock and common stock equivalents (stock options) outstanding during each period. The number of shares used in the per share calculations for the periods ended March 31, 1997 and 1996 was 1,434,245.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is for the first quarter ended March 31, 1997 and March 31, 1996 of $0.01 and $0.00 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


Harbor Bancorp's ("Company") performance during the first three months of 1997 shows continued stability which is supported by the local and national economic environment. The purpose of the following discussion is to focus on the above mentioned performance and other information about the Company's financial condition and results of operations which is not otherwise apparent from the consolidated financial statements included in this quarterly report. Reference should be made to those statements and the condensed financial data presented herein for an understanding of the following discussion and analysis.


Financial Condition

During the first three months of 1997, the Company experienced a net increase in liquid assets. Cash and cash equivalents increased $19,574,000, or 68.58%, from $28,543,000 at December 31, 1996 to $48,117,000 at March 31, 1997.
Investment securities declined $13,391,000, or 53.88%, from $24,853,000 at December 31, 1996 to $11,462,000 at March 31, 1997. This net increase in liquid assets is primarily a result of maintaining liquidity in the form of short term and overnight investments in anticipation of growth in loan volume in the remainder of 1997 and to accommodate possible seasonal reductions in title and escrow deposit levels, during year-end and the first quarter 1997. During the first quarter of 1997, loan volume declined slightly with loans at $143,297,000 at March 31, 1997 compared to loans at $143,988,000 at December 31, 1996. The decline of $691,000, or .48%, in loans is primarily a result of loan payoffs. Total assets of the Company increased from $200,103,000 at December 31, 1996 to $205,173,000 at March 31, 1997. This increase of $5,070,000 or 2.53%, in total assets occurred primarily in cash and cash equivalents.

Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in
Debt and Equity Securities".  As of   March 31, 1997, the bank had $5,698,000
in securities classified as held to maturity and $5,764,000 in securities classified as available for sale.

Substantially all of the Company's deposits are local, core deposits. The Company does not have any out-of-area brokered deposits included in the deposit base. Total deposits increased $4,589,000, or 2.50%, for the first three months of 1997. This is a result of an increase of interest bearing deposits of $3,497,000, or 3.87%, from $90,442,000 at December 31, 1996 to

$93,939,000 at March 31, 1997. In addition, there was an increase in noninterest bearing deposits of $1,092,000, or 1.17%, from $92,989,000 at December 31, 1996 to $94,081,000 at March 31, 1997.

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

On January 3, 1995, the Bank and the Superintendent executed a Memorandum of Understanding ("Superintendent's Memorandum) as a result of an examination at December 31, 1993.

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

Liquid assets (cash, federal funds sold and securities purchased under agreements to resale, deposits in other financial institutions and investment securities) as a percent of total deposits are 31.95% and 29.38% as of March 31, 1997 and December 31, 1996, respectively.

The Bank's goal is to maintain federal funds sold at $7 to $10 million dollars on an average with minimum daily investments monitored closely. However, as part of management's liquidity plan for year-end and the first quarter of 1997, federal funds sold was maintained at higher than normal levels in anticipation of potential seasonal reduction in title and escrow deposits. Deposits with other institutions and securities purchased under agreements to resale will be maintained as alternative short-term investment products.

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

Results of Operations

The Company reported net income of $376,000, or $0.26 per share, for the three months ended March 31, 1997, compared to net income of $227,000, or $0.16 per share, for the same period in 1996.

Net interest income is an effective measurement of how well Management has balanced the Company's interest rate sensitive assets and liabilities as well as optimizing the allocation of resources.

Net interest income of $2,994,000 for the three months ended March 31, 1997, reflects an increase of $56,000 or 1.91%, from $2,938,000 for the same period of 1996. Rising interest rates and net earning assets, which increased from $177,736,000 at December 31, 1996 to $180,054,000 at March 31, 1997, are the
primary reason for the improvement in net interest income.

The Company recorded $150,000 in provision for loan losses during the first three months of 1997 compared to $196,000 for the three months ended March 31, 1996. The decrease in the provision for possible loan losses is primarily a result of loan volume and improvement of the quality of the loan portfolio.

During the first three months of 1997, the Company maintained a strict focus on controlling noninterest expense. The focus on noninterest expense control began with a corporate commitment in 1989 and, today, continues to be emphasized and enforced. As a result of this continued effort, total noninterest expense categories of salaries, wages and employee benefits, occupancy expense, equipment expense, data processing expense and other operating expense decreased $160,000 or 5.96%, during the three months ended March 31, 1997 over the same period in 1996.

Risk Elements

The policy of Harbor Bank is that all loans that are past due for ninety (90) days must be placed on non-accrual status and interest previously accrued is reversed against interest income. At March 31, 1997, loans on non-accrual status were $3,637,000, or 2.54% of total loans, compared to $3,783,000, or 2.63% at December 31, 1996. Accruing loans which are contractually past due ninety (90) days or more were $71,000 at March 31, 1997 compared to $170,000 at December 31, 1996.

At March 31, 1997, the Company was not aware of information regarding performing loans which would cause them to have serious doubts as to the ability of the borrowers to comply with loan repayment terms, nor are they aware of any trends which might have a material impact on future operating results.

Capital Resources

Management seeks to maintain a level of capital adequate to support anticipated asset growth and credit risks and the ensure that the Company is within established regulatory guidelines and industry standards. In 1996, stockholders' equity increased $1,143,555 due to retention of the Company's
1996 net income.    The Company's capital plan for 1997 contemplates continued
growth in stockholders' equity through the retention of net income. Minimum capital ratios, for capital adequacy, required under the final 1994 risk-based capital regulations are 4.0% for Tier 1 Capital and 8.0% for Total Capital. At December 31, 1996 the Company has Tier 1 Capital of 10.33% and Total Capital of 11.58% and at March 31, 1997 the company had Tier 1 Capital of 10.91% and Total Capital of 12.17%.

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

               Exhibit 27 - Financial Data Schedule.

PART III.    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                   HARBOR BANCORP




Dated:     April 25, 1997          /s/ DALLAS E. HAUN
      -----------------------      -----------------------
                                   DALLAS E. HAUN
                                   Vice President




Dated:     April 25, 1997           /s/ MELISSA LANFRE'
      -----------------------      -----------------------
                                   MELISSA LANFRE'
                                   Vice President & CFO