Form 10QSB
period 1997-06-30
HARBOR BANCORP /
filed 1997-08-13
CIK 708193

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                         For quarter ended June 30, 1997
                         -------------------------------


[ ]  TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
                                   ACT OF 1934

            For the transitions period from_________to______________

                         Commission file number 2-79912
                         ------------------------------

                                 HARBOR BANCORP
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         California                                          95-3764395
-------------------------------                          ----------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                                 11 Golden Shore
                              Long Beach, CA 90802
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (562) 491-1111
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   x    No
   -------   -------

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
Yes        No         Other   N/A
    ------    ------        --------

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common stock, no par value - 1,415,214 shares as of June 30, 1997
--------------------------------------------------------------------------------

                         HARBOR BANCORP AND SUBSIDIARIES

                                      INDEX



PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements (Unaudited)

     Condensed consolidated balance sheets - June 30,
     1997 and December 31, 1996

     Condensed consolidated statements of income - three months ended June 30, 1997 and 1996; and six months ended June 30, 1997 and 1996

     Condensed consolidated statements of cash flows six months ended June 30, 1997 and 1996

     Notes to condensed consolidated financial statements -
     June 30, 1997

ITEM 2.        Management's Discussion and Analysis of Financial
        Condition and Results of Operations


PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings

ITEM 2.    Changes in Securities

ITEM 3.    Defaults Upon Service Securities

ITEM 4.    Submission of Matter to a Vote of Security Holders

ITEM 5.    Other Information

ITEM 6.    Exhibits and Reports on Form 8-K


PART III.  SIGNATURES

                          ITEM I: FINANCIAL INFORMATION
                         HARBOR BANCORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                    June 30,          December 31,
                                                      1997                1996
                                                    --------            --------
                                                  (Unaudited)
                                                          (000's omitted)
      ASSETS
      ------
Cash and due from banks                             $ 20,083            $ 20,143

Federal funds sold and securities
  purchased under resale agreements                   30,500               8,400
                                                    --------            --------
   Cash and cash equivalents                          50,583              28,543

Time certificates of deposit                             495                 495

Investment securities:
Held to maturity(market value of
  $5,466,784 in 1997 and $6,094,994
  in 1996)                                             5,428               6,065
Available for sale                                     5,791              18,788

Loans                                                148,671             143,988
  Less allowance for loan losses                       2,829               2,738
                                                    --------            --------
          Net loans                                  145,842             141,250

Bank premises and equipment:
  Land                                                   159                 159
  Buildings and improvements                           4,271               4,249
  Furniture, fixtures and equipment                    3,664               3,572
                                                    --------            --------
                                                       8,094               7,980
  Less accumulated depreciation
    and amortization                                   6,311               6,132
                                                    --------            --------
                                                       1,783               1,848

Other real estate                                        549                 329

Accrued interest receivable                              864                 856

Other assets                                           1,518               1,929
                                                    --------            --------
          Total assets                              $212,853            $200,103
                                                    ========            ========


                           (Continued)

                         HARBOR BANCORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Continued)


                                                   June 30,           December 31,
                                                     1997                1996
                                                  ---------           ---------
                                                (Unaudited)
                                                         (000's omitted)

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Deposits:
  Interest bearing                                $ 104,818           $  90,442
  Noninterest bearing                                90,585              92,989
                                                  ---------           ---------
        Total deposits                              195,403             183,431

Accrued expenses and other liabilities                1,151                 972
                                                  ---------           ---------
           Total liabilities                        196,554             184,403


Stockholders' equity:
  Common stock, no par value; 5,000,000
    shares authorized; issued and out-
    standing, 1,415,214 shares in 1997
    and 1996                                         13,963              13,963
  Retained earnings                                   2,471               1,871
  Unrealized losses on securities
    available for sale, net of tax                     (135)               (134)
                                                  ---------           ---------
          Total stockholders' equity                 16,299              15,700
                                                  ---------           ---------
          Total liabilities and
            stockholders' equity                  $ 212,853           $ 200,103
                                                  =========           =========







            See notes to unaudited consolidated financial statements.

                         HARBOR BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                              Six Months Ended               Three Months Ended
                                                  June 30,                         June 30,
                                            ----------------------          ----------------------
                                             1997            1996            1997            1996
                                            ------          ------          ------          ------
                                                      (000's omitted, except per share data)
 Interest income:
  Interest and fees on loans                $6,901          $6,099          $3,545          $3,074
  Interest on U.S. government
    and agency obligations                     315             758             154             354
  Interest on obligations of
    states and political
    subdivisions                                11               7               5               4
  Interest on other investments                 40              41              20              20
  Interest on federal funds sold
    and securities purchased under
    agreements to resale                       502             387             296             242
                                            ------          ------          ------          ------
          Total interest income              7,769           7,292           4,020           3,694


Interest expense:
  Interest on deposits                       1,588           1,409             833             753
  Interest on borrowed funds                  --                 4            --              --
                                            ------          ------          ------          ------
          Total interest expense             1,588           1,413             833             753

Net interest income                          6,181           5,879           3,187           2,941

Provision for loan
  losses                                       435             444             285             248

Net interest income after
  provision for loan losses                  5,746           5,435           2,902           2,693


Other operating income:
  Service charges on deposit
    accounts                                   466             486             245             226
  Loan servicing fees and other
    fees and charges                            99             112              48              78
                                            ------          ------          ------          ------
          Total other operating
            income                             565             598             293             304






                                   (Continued)

                         HARBOR BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                   (Continued)


                                       Six Months Ended              Three Months Ended
                                            June 30,                      June 30,
                                   -------------------------     -------------------------
                                      1997           1996           1997           1996
                                   ----------     ----------     ----------     ----------
                                            (000's omitted, except per share data)
Noninterest expense:
  Salaries, wages and employee
    benefits                            1,912          1,852            925            961
  Occupancy expenses                    1,069          1,100            531            559
  Equipment expenses                      160            207             78            101
  Data processing expenses                266            300            133            147
  Other operating expenses              1,660          1,834            876            841
                                   ----------     ----------     ----------     ----------
          Total noninterest
            expense                     5,067          5,293          2,543          2,609
                                   ----------     ----------     ----------     ----------
Income before taxes based on
  income                                1,244            740            652            388

Provision for taxes based
  on income                               467            279            251            154
                                   ----------     ----------     ----------     ----------
Net income                         $      777     $      461     $      401     $      234
                                   ==========     ==========     ==========     ==========

Weighted average number of
  common shares and common
  share equivalents                 1,448,725      1,448,725      1,448,725      1,448,725

Earnings per share                 $     0.54     $     0.32     $     0.28     $     0.16
                                   ==========     ==========     ==========     ==========





            See notes to unaudited consolidated financial statements.

                         HARBOR BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                          Six Months Ended
                                                               June 30,
                                                      -------------------------
                                                        1997             1996
                                                      --------         --------
                                                           (000's omitted)
Operating activities:
  Net income                                          $    777         $    461
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Provision for depreciation and
      amortization                                         219              244
    Provision for loan
      losses                                               435              444
    Increase in interest
      receivable                                            (8)            (157)
    Increase in interest
      payable                                               23               32
    Other                                                  528              438
                                                      --------         --------
      Net cash provided by operating
        activities                                    $  1,974         $  1,462

Investing activities:
  Proceeds from maturities, sales
    and calls of investment
    securities                                          18,624           16,504
  Purchases of investment securities                    (4,991)          (5,000)
  Net increase in loans                                 (5,027)          (3,023)
  Capital expenditures                                    (114)            (226)
  Other real estate                                       (221)          (1,097)
                                                      --------         --------
      Net cash provided by
        investing activities                          $  8,271         $  7,158




                                   (Continued)

                         HARBOR BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)



                                                           Six Months Ended
                                                               June 30,
                                                      --------------------------
                                                        1997              1996
                                                      --------          --------
                                                            (000's omitted)
Financing activities:
  Net increase in commercial and
    other demand deposits, savings
    and money market deposits and
    certificates of deposit                           $ 11,972          $  3,400
  Cash dividends paid                                     (177)             --
                                                      --------          --------
      Net cash provided by
        financing activities                          $ 11,795          $  3,400

    Increase in cash
        and cash equivalents                            22,040            12,020

Cash and cash equivalents at
  beginning of period                                   28,543            26,164
                                                      --------          --------
Cash and cash equivalents at
  end of period                                       $ 50,583          $ 38,184
                                                      ========          ========





            See notes to unaudited consolidated financial statements.

                         HARBOR BANCORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                  June 30, 1997


1.  Summary of Significant Accounting Policies:


Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

Earnings per share

Earnings per share was computed by dividing net income by the weighted average number of common stock and common stock equivalents (stock options) outstanding during each period. The number of shares used in the per share calculations for the periods ended June 30, 1997 and 1996 was 1,448,725.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact for the second quarter ended June 30, 1997 and June 30, 1996 is $0.01 and $0.01 per share, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Harbor Bancorp's ("Company") performance during the first six months of 1997 shows improvement which is supported by overall improvement in the local and national economic environment. The purpose of the following discussion is to focus on the above mentioned performance and other information about the Company's financial condition and results of operations which is not otherwise apparent from the consolidated financial statements included in this quarterly report. Reference should be made to those statements and the condensed financial data presented herein for an understanding of the following discussion and analysis.

Financial Condition

During the first six months of 1997, the Company experienced a net increase in liquid assets. Cash and cash equivalents increased $22,040,000, or 77.22%, from $28,543,000 at December 31, 1996 to $50,583,000 at June 30, 1997. Investment
securities declined $13,634,000, or 54.86%, from $24,853,000 at December 31, 1996 to $11,219,000 at June 30, 1997. This net increase in liquid assets is primarily a result of maintaining liquidity in the form of short term and overnight investments in anticipation of growth in loan volume in the remainder of 1997. During the second quarter of 1997, loan volume increased with loans at $148,671,000 at June 30, 1997 compared to loans at $143,988,000 at December 31,
1996. Loans increased $4,683,000, or 3.25%, as a result of the Company's decision to maintain a conservative posture with respect to lending in view of the current economic condition. Total assets of the Company increased from $200,103,000 at December 31, 1996 to $212,853,000 at June 30, 1997. This
increase of $12,750,000, or 6.37%, in total assets occurred primarily in cash and cash equivalents.

Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As of June 30, 1997, the bank had $5,428,000 in securities classified as held to maturity and $5,791,000 in securities classified as available for sale.

Substantially all of the Company's deposits are local, core deposits. The Company does not have any out-of-area brokered deposits included in the deposit base. Total deposits increased $11,972,000, or 6.52%, for the first six months of 1997. This is a result of an increase in interest bearing deposits which increased $14,376,000, or 15.9%, from $90,442,000 at December 31, 1996 to
$104,818,000 at June 30, 1997. This increase in interest bearing deposits is primarily the result of an increase of approximately $8,900,000 in short-term certificate of deposit for a single customer relationship. In addition, there was a decrease of noninterest bearing deposits of $2,404,000, or 2.59%, from $92,989,000 at December 31, 1996 to
$90,585,000 at June 30, 1997.

As a result of the Federal Deposit Insurance Corporation ("the FDIC") examination at December 31, 1993, the Bank and the Federal Deposit Insurance Corporation executed a Memorandum of Understanding ("FDIC Memorandum") dated August 3, 1994.

As a result of an examination conducted by the FDIC as of January 8, 1996, the FDIC determined the Bank was in compliance with the terms of the FDIC Memorandum, and the FDIC removed the FDIC Memorandum on May 22, 1996.

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

Liquid assets (cash, federal funds sold and securities purchased under agreements to resale, deposits in other financial institutions and investment securities) as a percent of total deposits, are 31.88% and 29.38% as of June 30, 1997 and December 31, 1996, respectively.

The Bank's goal is to maintain federal funds sold at $7 to $10 million dollars on an average with minimum daily investments monitored closely. However, as part of management's liquidity plan for the second quarter of 1997, federal funds sold was maintained at higher than normal levels in anticipation of loan funding and to maximize yield on short-term investments due to the shape of the current yield curve. Deposits with other institutions and securities purchased under agreements to resale will be maintained as alternative short-term investment products.

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

Results of Operations

The Company reported net income of $777,000, or $0.54 per share, for the six months ended June 30, 1997, compared to net income of $461,000, or $0.32 per share, for the same period in 1996.

Net interest income is an effective measurement of how well Management has balanced the Company's interest rate sensitive assets and liabilities as well as optimizing the allocation of resources.

Net interest income of $6,181,000 for the six months ended June 30, 1997, reflects an increase of $302,000 or 5.14%, from $5,879,000 for the same period of 1996. Rising interest rates and net earning assets, which increased from $177,736,000 at December 31, 1996 to $190,885,000 at June 30, 1997, are the
primary reason for the improvement in net interest income.

The Company recorded $435,000 in provision for loan losses during the first six months of 1997 compared to $444,000 for the six months ended June 30, 1996. The decrease in the provision for possible loan losses, despite an increase in loan volume, is a result of the overall improvement of the quality of the loan portfolio and anticipated decline in other real estate.

During the first six months of 1997, the Company maintained a strict focus on controlling noninterest expense. The focus on noninterest expense control began with a corporate commitment in 1989 and, today, continues to be emphasized and enforced. As a result of this continued effort, total noninterest expense categories of salaries, wages and employee benefits, occupancy expense, equipment expense, data processing expense and other operating expense, decreased $226,000 or 4.30%, during the six months ended June 30, 1997 over the same period in 1996.


Risk Elements

The policy of Harbor Bank is that all loans that are past due for ninety (90) days must be placed on non-accrual status. At June 30, 1997, loans on non-accrual status were $3,210,000, or 2.16% of total loans, compared to $3,783,000, or 2.63%, at December 31, 1996. Accruing loans which are contractually past due ninety (90) days or more were $29,000 at June 30, 1997 compared to $170,000 at December 31, 1996.

At June 30, 1997, the Company was not aware of information regarding performing loans which would cause them to have serious doubts as to the ability of the borrowers to comply with loan repayment terms, nor are they aware of any trends which might have a material impact on future operating results.

Capital Resources

Management seeks to maintain a level of capital adequate to support anticipated asset growth and credit risks and to ensure that the Company is within established regulatory guidelines and industry standards. In 1996, stockholders' equity increased $1,143,192 due to retention of the Company's 1996 net income. The Company's capital plan for 1997 contemplates continued growth in stockholders' equity through the retention of net income. Minimum capital ratios required under the final 1994 risk-based capital regulations are 6.0% for Tier 1 Capital and 8.0% for Total Capital. At December 31, 1996 the Company had Tier 1 Capital of 10.33% and Total Capital of 11.58% and at June 30, 1997 the company had Tier 1 Capital of 10.62% and Total Capital of 11.87%.

                         HARBOR BANCORP AND SUBSIDIARIES


PART II.      OTHER INFORMATION


ITEM 1.       Legal Proceedings


               Except as noted below, due to the nature of their business, the Company, the Bank, and their subsidiaries are subject to legal actions threatened or filed which arise from the normal course of their business. Management believes that such litigation is incidental to the business of the Company and the Bank and the eventual outcome of all currently pending legal proceedings against the Bank will not be material to the Company's or the Bank's financial position or results of operations.

                      The Bank has been named in a litigation matter between the State of California Department of Insurance and a certified public accounting firm concerning the public accounting firm's audit of a failed insurance company. At December 31, 1996, the Bank believed it had meritorious defenses, that it was covered by comprehensive general liability insurance and had accrued no liability for the matter. During the first quarter of 1997, the Bank was notified by its insurance carrier that it has presently declined insurance for this matter. No estimate can be made of the range of loss that is reasonably possible and no accrual has been made as of the date of this filing.

ITEM 2.       Changes in Securities

               None

ITEM 3.       Defaults Upon Service Securities

               None

ITEM 4.       Submission of Matter to a Vote of Security Holders

               None

ITEM 5.       Other Information

               None

ITEM 6.       Exhibits and Reports on Form 8-k

               Exhibit 27 - Financial Data Schedule

PART III.                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                           HARBOR BANCORP




Dated:     August 12, 1997                 /s/ DALLAS E. HAUN
      -----------------------              --------------------------
                                           DALLAS E. HAUN
                                           Vice President




Dated:     August 12, 1997                 /s/ MELISSA LANFRE'
      -----------------------              --------------------------
                                           MELISSA LANFRE'
                                           Vice President & CFO