Form 10QSB
period 1997-09-30
HARBOR BANCORP /
filed 1997-11-13
CIK 708193

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    [X]      QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED SEPTEMBER 30, 1997
                      -------------------------------------

    [ ]      TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITIONS PERIOD FROM_________TO______________

                         COMMISSION FILE NUMBER 0-22733

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
YES        NO         OTHER  N/A
    ------    ------        ------

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE. COMMON STOCK, NO PAR VALUE - 1,415,214 SHARES AS OF SEPTEMBER 30, 1997

--------------------------------------------------------------------------------

                         HARBOR BANCORP AND SUBSIDIARIES

                                      INDEX


PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements (Unaudited)

     Condensed consolidated balance sheets - September 30,
     1997 and December 31, 1996

     Condensed consolidated statements of income - three months ended September 30, 1997 and 1996; and nine months ended September 30, 1997 and 1996

     Condensed consolidated statements of cash flows nine months ended September 30, 1997 and 1996

     Notes to condensed consolidated financial statements -
     September 30, 1997

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


PART II.   OTHER INFORMATION

ITEM 1.     Legal Proceedings

ITEM 2.     Changes in Securities

ITEM 3.     Defaults Upon Service Securities

ITEM 4.     Submission of Matter to a Vote of Security Holders

ITEM 5.     Other Information

ITEM 6.     Exhibits and Reports on Form 8-K


PART III.  SIGNATURES

                          ITEM I: FINANCIAL INFORMATION
                         HARBOR BANCORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     September 30,    December 31,
                                          1997           1996
                                     ------------     ------------
                                     (Unaudited)
                                             (000's omitted)
      ASSETS
Cash and due from banks                  $ 22,632      $ 20,143

Federal funds sold and securities
  purchased under resale agreements        55,300         8,400
                                         --------      --------
   Cash and cash equivalents               77,932        28,543

Time certificates of deposit                  495           495

Investment securities:
Held to maturity (market value of
  $5,213,567 in 1997 and $6,094,994
  in 1996)                                  5,168         6,065
Available for sale securities               5,805        18,788

Loans                                     150,382       143,988
  Less allowance for loan losses            2,914         2,738
                                         --------      --------
          Net loans                       147,468       141,250

Bank premises and equipment:
  Land                                        159           159
  Buildings and improvements                4,285         4,249
  Furniture, fixtures and equipment         3,681         3,572
                                         --------      --------
                                            8,125         7,980
  Less accumulated depreciation
    and amortization                        6,404         6,132
                                         --------      --------
                                            1,721         1,848

Other real estate  owned                      329           329

Accrued interest receivable                   904           856

Other assets                                1,461         1,929
                                         --------      --------
          Total assets                   $241,283      $200,103
                                         ========      ========

                                   (Continued)

                         HARBOR BANCORP AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Continued)


                                           September 30,    December 31,
                                                1997           1996
                                           -------------    ------------
                                            (Unaudited)
                                                  (000's omitted)
     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
  Interest bearing                           $ 108,838       $  90,442
  Noninterest bearing                          114,414          92,989
                                             ---------       ---------
        Total deposits                         223,252         183,431

Accrued expenses and other liabilities           1,038             972
                                             ---------       ---------
           Total liabilities                   224,290         184,403


Stockholders' equity:
  Common stock, no par value; 5,000,000
    shares authorized; issued and out-
    standing, 1,415,214 shares in 1997
    and 1996                                    13,963          13,963
  Retained earnings                              3,157           1,871
  Unrealized losses on securities
    available for sale, net of tax                (127)           (134)
                                             ---------       ---------
          Total stockholders' equity            16,993          15,700
                                             ---------       ---------
          Total liabilities and
            stockholders' equity             $ 241,283       $ 200,103
                                             =========       =========

            See notes to unaudited consolidated financial statements.

                 HARBOR BANCORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)

                                         Nine Months Ended        Three Months Ended
                                           September 30,             September 30,
                                       --------------------       ------------------
                                          1997         1996        1997        1996
                                        -------      -------      ------      ------
                                           (000's omitted, except per share data)
Interest income:
  Interest and fees on loans            $10,578      $ 9,348      $3,677      $3,249
  Interest on U.S. government
    and agency obligations                  466        1,104         151         346
  Interest on obligations of
    states and political
    subdivisions                             17           11           6           3
  Interest on other investments              60           61          20          21
  Interest on federal funds sold
    and securities purchased under
    agreements to resale                  1,008          600         506         213
                                        -------      -------      ------      ------
          Total interest income          12,129       11,124       4,360       3,832

Interest expense:
  Interest on deposits                    2,573        2,220         985         811
  Interest on borrowed funds                -0-            4         -0-         -0-
                                        -------      -------      ------      ------
          Total interest expense          2,573        2,224         985         811

Net interest income                       9,556        8,900       3,375       3,021

Provision for loan
  losses                                    560          724         125         280

Net interest income after
  provision for loan
  losses                                  8,996        8,176       3,250       2,741

Other operating income:
  Service charges on deposit
    accounts                                692          721         226         235
  Loan servicing fees and other
    fees and charges                        152          159          53          47
  Gain on sale of securities                -0-           19         -0-          19
                                        -------      -------      ------      ------

          Total other operating
            income                          844          899         279         301

                                   (Continued)

                         HARBOR BANCORP AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                   (Continued)



                                        Nine Months Ended      Three Months Ended
                                           September 30,           September 30,
                                      ----------------------   ---------------------
                                        1997         1996        1997        1996
                                      ---------    ---------   ---------   ---------
                                          (000's omitted, except per share data)
Noninterest expense:
  Salaries, wages and employee
    benefits                              2,766        2,785         854         933
  Occupancy expenses                      1,566        1,637         497         537
  Equipment expenses                        240          310          80         103
  Data processing expenses                  394          424         128         124
  Other operating expenses                2,592        2,592         932         758
                                      ---------    ---------   ---------   ---------
          Total noninterest
            expense                       7,558        7,748       2,491       2,455
                                      ---------    ---------   ---------   ---------
Income before taxes based on
  income                                  2,282        1,327       1,038         587

Provision for taxes based
  on income                                 818          489         351         210
                                      ---------    ---------   ---------   ---------
Net income                              $ 1,464      $   838      $  687      $  377
                                      =========    =========   =========   =========

Weighted average number of
  common shares and common
  share equivalents                   1,452,663    1,434,245   1,452,663   1,434,245

Earnings per share                      $  1.01      $  0.58      $ 0.47      $ 0.26
                                      =========    =========   =========   =========


            See notes to unaudited consolidated financial statements.

                         HARBOR BANCORP AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                             Nine Months Ended
                                               September 30,
                                          ------------------------
                                            1997           1996
                                             (000's omitted)
Operating activities:
  Net income                              $  1,464       $    838
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Provision for depreciation and
      amortization                             331            371
    Provision for loan
      losses                                   560            724
    Increase in
         interest receivable                   (48)          (137)
    Increase (decrease) in
         interest payable                       48            (11)
    Other                                      425            283
                                          --------       --------
      Net cash provided by operating
        activities                           2,780          2,068

Investing activities:
  Proceeds from maturities, sales
    and calls of investment
    securities                              18,879         19,850
  Purchases of investment securities        (4,991)       (18,987)
  Net increase in loans                     (6,778)        (9,825)
  Capital expenditures                        (144)          (302)
  Other real estate                            -0-           (530)
                                          --------       --------
      Net cash used in
        investing activities                 6,966         (9,794)


                                   (Continued)

                 HARBOR BANCORP AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                           (Continued)


                                             Nine Months Ended
                                              September 30,
                                          -----------------------
                                            1997           1996
                                          --------       --------
                                            (000's omitted)
Financing activities:
  Net increase in commercial and
    other demand deposits, savings
    and money market deposits and
    certificates of deposit                 39,820          8,455
  Cash dividends paid                         (177)           -0-

                                          --------       --------
      Net cash provided by
        financing activities                39,643          8,455

    Increase in cash
        and cash equivalents                49,389            729

Cash and cash equivalents at
  beginning of period                       28,543         26,164
                                          --------       --------
Cash and cash equivalents at
  end of period                           $ 77,932       $ 26,893
                                          ========       ========


            See notes to unaudited consolidated financial statements.

                 HARBOR BANCORP AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

                               September 30, 1997


1.  Summary of Significant Accounting Policies:

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regu lation S-X. Accordingly, they do not include all of the informa tion and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

Allowance for loan losses

The allowance for loan losses represents management's evaluation of the quality of the loan portfolio. The allowance is main tained at a level considered to be adequate for potential loan losses based on management's assessment of various factors af fecting the loan portfolio, which includes a review of problem loans, business conditions and the overall quality of the loan portfolio.

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


Earnings per share

Earnings per share was computed by dividing net income by the weighted average number of common stock and common stock equivalents (stock options) outstanding during each period. The number of shares used in the per share calculation for the periods ended September 30, 1997 and 1996 was 1,452,663 and 1,434,245 respectively.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact for the nine months ended September 30, 1997 and September 30, 1996 is .02 and .01 per share, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Harbor Bancorp's ("Company") performance during the first nine months of 1997 shows continued strength which is supported by the overall stability in the local and national economic environment. The purpose of the following discussion is to focus on the above mentioned performance and other information about the Company's financial condition and results of operations which is not otherwise apparent from the consolidated financial statements included in this quarterly report. Reference should be made to those statements and the condensed financial data presented herein for an understanding of the following discussion and analysis.


Financial Condition

During the nine months ended September 30, 1997, the Company has experienced a net increase in liquid assets. Cash and cash equivalents increased $49,389,000, or 173% , from $28,543,000 at December 31, 1996 to $77,932,000 at September 30,
1997. Investment securities declined 55.85% from $24,853,000 at December 31, 1996 to $10,973,000 at September 30, 1997. This net increase in liquid assets is primarily a result of maintaining liquidity in the form of short term and overnight investments in anticipation of growth in loan volume in the remainder of 1997. Loan volume increased with loans at $150,382,000 at September 30, 1997 compared to loans at $143,988,000 at December 31, 1996. Loans increased $6,394,000, or 4.44%, as the Company continues to maintain a conservative posture with respect to lending. Total assets of the Company increased from $200,103,000 at December 31, 1996 to $241,283,000 at September 30, 1997. This
increase of $41,180,000, or 20.58%, in total assets occurred primarily in cash and cash equivalents.


Effective January 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As of September 30, 1997, the Company had $5,168,000 in securities classified as held to maturity and $5,805,000 in securities classified as available for sale.

Substantially all of the Company's deposits are local, core deposits. The Company does not have any out-of-area brokered deposits included in the deposit base. Total deposits increased $39,821,000, or 21.71%, for the nine months ended September 30, 1997. This is a result of an increase of noninterest bearing deposits of $21,425,000, or 23.04%, from $92,989,000 at December 31, 1996 to
$114,414,000 at September 30, 1997 due to a seasonal increase in title and escrow deposits at quarter-end. In addition, there was an increase in interest bearing deposits which increased $18,396,000, or 20.34%, from $90,442,000 at December 31, 1996 to $108,838,000 at September 30, 1997.
This increase in interest bearing deposits is primarily the result of an increase of approximately $8,900,000 in short-term certificate of deposit for a single customer relationship.


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

Liquid assets (cash, federal funds sold and securities purchased under agreements to resale, deposits in other financial institutions and investment securities) as a percent of total deposits are 40% and 29.38% as of September 30, 1997 and December 31, 1996, respectively.

The Bank's goal is to maintain federal funds sold at an average balance of $7 to $10 million dollars, with minimum daily investments monitored closely. However, as part of management's liquidity plan for 1997, federal funds sold was maintained at higher than normal levels in anticipation of increased loan fundings and to maximize yield on short-term investments due to the shape of the current yield curve. Deposits with other institutions and securities purchased under agreements to resale will be maintained as alternative short-term investment products.

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


Results of Operations

The Company reported net income of $1,464,000, or $1.01 per share, for the nine months ended September 30, 1997, compared to net income of $838,000, or $0.58 per share, for the same period in 1996.

Net interest income is an effective measurement of how well Management has balanced the Company's interest rate sensitive assets and liabilities as well as optimizing the allocation of resources.

Net interest income of $9,556,000, for the nine months ended September 30, 1997, reflects an increase of $656,000, or 7.37%, from $8,900,000 for the same period of 1996. Rising interest rates and net earning assets, which increased from $177,736,000 at December 31, 1996 to $217,150,000 at September 31, 1997, are the
primary reason for the improvement in net interest income.

The Company recorded $560,000 in provision for loan losses during the nine months ended September 30, 1997 compared to $724,000 for the same period in 1996. The decrease in the provision for possible loan losses, despite an increase in loan volume, is a result of the overall improvement of the quality of the loan portfolio.

During the nine months ended September 30, 1997, the Company maintained a strict focus on controlling noninterest expense. The focus on noninterest expense control began with a corporate commitment in 1989 and, today, continues to be emphasized and enforced. As a result of this continued effort, total noninterest expense categories of salaries, wages and employee benefits, occupancy expense, equipment expense and data processing expense decreased $190,000 or 3.69%, during the nine months ended September 30, 1997 over the same period in 1996. Other operating expense remained the same during the nine months ended September 30, 1997 compared to the same period in 1996.


Risk Elements

The policy of Harbor Bank is that all loans that are past due for ninety (90) days must be placed on non-accrual status. At September 30, 1997, loans on non-accrual status were $3,048,000, or 2.03%, compared to $3,783,000, or 2.63%, of total loans at December 31, 1996. Accruing loans which are contractually past due ninety (90) days or more were $74,000 at September 30, 1997 compared to $170,000 at December 31, 1996.

At September 30, 1997, the management was not aware of information regarding performing loans which would cause them to have serious doubts as to the ability of the borrowers to comply with loan repayment terms, nor are they aware of any trends which might have a material impact on future operating results.


Capital Resources

Management seeks to maintain a level of capital adequate to support anticipated asset growth and credit risks and to ensure that the Company is within established regulatory guidelines and industry standards. In 1996, stockholders' equity increased $1,143,192 due to retention of the Company's 1996 net income. Minimum capital ratios required under the final 1994 risk-based capital regulations are 6.0% for Tier 1 Capital and 8.0% for Total Capital. At December 31, 1996 the Company had Tier 1 Capital of 10.33% and Total Capital of 11.58% and at September 30, 1997 the Company had Tier 1 Capital of 10.49% and Total Capital of 11.75%.

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

                      The Bank has been named in a litigation matter between the State of California Department of Insurance and a certified public accounting firm concerning the public accounting firm's audit of a failed insurance company. At December 31, 1996, the Bank believed it had meritorious defenses, that it was covered by comprehensive general liability insurance and had accrued no liability for the matter. During the first quarter of 1997, the Bank was notified by its insurance carrier that it has presently declined insurance for this matter. During the nine months ended September 30, 1997, there have been no changes and no estimate can be made of the range of loss that is reasonably possible and no accrual has been made as of the date of this filing.

ITEM 2.       Changes in Securities

               None

ITEM 3.       Defaults Upon Service Securities

               None

ITEM 4.       Submission of Matter to a Vote of Security Holders

               None

ITEM 5.       Other Events

              On August 28, 1997, Registrant entered into an Agreement and Plan of Merger with City National Corp. ("CNC"), pursuant to which Registrant will be merged with and into CNC. Upon consummation of the transaction, which is subject to regulatory approval and approval by the shareholders of Registrant, shareholders of Registrant will receive cash, stock or a combination thereof, valued at $24.10 per share, with a maximum of 55 percent stock in the aggregate to be issued in the transaction. Shareholders will have the opportunity to indicate a preference for the form of consideration to be received in the merger.

ITEM 6.       Exhibits and Reports on Form 8-k

               27 - Financial Data Schedule



PART III.    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                   HARBOR BANCORP




Dated:     November 12, 1997       /s/  DALLAS E. HAUN
      -----------------------      --------------------------
                                   DALLAS E. HAUN
                                   Vice President




Dated:     November 12, 1997       /s/  MELISSA LANFRE'
      -----------------------      --------------------------
                                   MELISSA LANFRE'
                                   Vice President & CFO